Form 10-Q
period 2021-06-30
First Reserve Sustainable Growth Corp.
filed 2021-08-17
CIK 1842883

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                             to

First Reserve Sustainable Growth Corp.

(Exact name of registrant as specified in its charter)

Delaware	001-40169	86-1662498
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification Number)

290 Harbor Drive, Stamford, CT	06902
(Address of principal executive offices)	(Zip Code)

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

As of August 17, 2021, 22,243,955 shares of Class A common stock, par value $0.0001 per share, and 5,560,989 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

FIRST RESERVE SUSTAINABLE GROWTH CORP.

Quarterly Report on Form 10-Q

Table of Contents

		Page
PART I. FINANCIAL INFORMATION		2

Item 1.	Financial Statements (Unaudited)	2

	Condensed Balance Sheet as of June 30, 2021 (Unaudited)	2

	Condensed Statements of Operations for the Three Months Ended June 30, 2021 and for the Period from January 22, 2021 (Inception) Through June 30, 2021 (Unaudited)	3

	Condensed Statements of Changes in Stockholders’ Equity for the Three Months Ended June 30, 2021 and for the Period from January 22, 2021 (Inception) Through June 30, 2021 (Unaudited)	4

	Condensed Statement of Cash Flows for the Period from January 22, 2021 (Inception) Through June 30, 2021 (Unaudited)	5

	Notes to Unaudited Condensed Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	24

PART II. OTHER INFORMATION		25

Item 1A.	Risk Factors	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 6.	Exhibits	27

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements (Unaudited)

FIRST RESERVE SUSTAINABLE GROWTH CORP.

CONDENSED BALANCE SHEET

June 30, 2021 (Unaudited)

Assets:
Current assets:
Cash	$1,404,183
Prepaid expenses	975,213
Total current assets	2,379,396
Investments held in Trust Account	222,443,489
Total Assets	$224,822,885

Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable	$5,000
Accrued expenses	448,333
Franchise tax payable	86,077
Total current liabilities	539,410
Deferred underwriting commissions in connection with the initial public offering	7,785,384
Derivative warrant liabilities	13,221,400
Total liabilities	21,546,194

Commitments and Contingencies

Class A common stock, $0.0001 par value; 19,827,669 shares subject to possible redemption at $10.00 per share	198,276,690

Stockholders' Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-
Class A common stock, $0.0001 par value; 250,000,000 shares authorized 2,416,286 shares issued and outstanding (excluding 19,827,669 shares subject to possible redemption)	242
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 5,560,989 shares issued and outstanding	556
Additional paid-in capital	3,720,434
Retained earnings	1,278,769
Total stockholders' equity	5,000,001
Total Liabilities and Stockholders' Equity	$224,822,885

The accompanying notes are an integral part of these unaudited condensed financial statements.

FIRST RESERVE SUSTAINABLE GROWTH CORP.

CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30, 2021	For the Period from January 22, 2021 (inception) Through June 30, 2021
	(unaudited)	(unaudited)
General and administrative expenses	$637,167	$748,054
Franchise tax expenses	49,315	86,077
Loss from operations	(686,482)	(834,131)
Other income (expense)
Change in fair value of derivative warrant liabilities	2,549,390	2,596,430
Offering costs associated with derivative warrant liabilities	-	(487,468)
Income from investments held in Trust Account	3,381	3,938
Income before income taxes	1,866,289	1,278,769
Income tax expense	-	-
Net income	$1,866,289	$1,278,769
Weighted average shares outstanding of Class A common stock subject to possible redemption, basic and diluted	19,643,091	19,643,906
Basic and diluted net income per share, Class A common stock subject to possible redemption	$0.00	$0.00
Weighted average shares outstanding of non-redeemable common stock, basic and diluted	8,161,853	7,252,239
Basic and diluted net income per share, non-redeemable common stock	$0.23	$0.18

The accompanying notes are an integral part of these unaudited condensed financial statements.

FIRST RESERVE SUSTAINABLE GROWTH CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Three Months Ended June 30, 2021 and the period from January 22, 2021 (inception) through June 30, 2021 (Unaudited)

						Retained
	Common Stock				Additional	Earnings	Total
	Class A		Class B		Paid-In	(Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balance - January 22, 2021 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B common stock to Sponsor	-	-	5,750,000	575	24,426	-	25,001
Sale of units in initial public offering, less allocation to derivative warrant liabilities	22,243,955	2,225	-	-	214,318,286	-	214,320,511
Offering costs	-	-	-	-	(12,347,590)	-	(12,347,590)
Class A common stock subject to possible redemption	(19,641,040)	(1,964)	-	-	(196,408,436)	-	(196,410,400)
Net loss	-	-	-	-	-	(587,520)	(587,520)
Balance - March 31, 2021	2,602,915	261	5,750,000	575	5,586,686	(587,520)	5,000,002
Class A common stock subject to possible redemption	(186,629)	(19)	-	-	(1,866,271)	-	(1,866,290)
Forfeiture of Class B common stock	-	-	(189,011)	(19)	19	-	-
Net income	-	-	-	-	-	1,866,289	1,866,289
Balance - June 30, 2021	2,416,286	$242	5,560,989	$556	$3,720,434	$1,278,769	$5,000,001

The accompanying notes are an integral part of these unaudited condensed financial statements.

FIRST RESERVE SUSTAINABLE GROWTH CORP.

CONDENSED STATEMENT OF CASH FLOWS

For the period from January 22, 2021 (inception) through June 30, 2021 (Unaudited)

Cash Flows from Operating Activities:
Net income	$1,278,769
Adjustments to reconcile net income to net cash used in operating activities:
General and administrative expenses paid by related party under note payable	681
General and administrative expenses paid by related party in exchange for issuance of Class B common stock	3,982
Offering costs associated with derivative warrant liabilities	487,468
Income from investments held in Trust Account	(3,938)
Change in fair value of derivative warrant liabilities	(2,596,430)
Changes in operating assets and liabilities:
Prepaid expenses	(975,213)
Accounts payable	5,000
Accrued expenses	30,833
Franchise tax payable	86,077
Net cash used in operating activities	(1,682,771)

Cash Flows from Investing Activities
Cash deposited in Trust Account	(222,439,550)
Net cash used in investing activities	(222,439,550)

Cash Flows from Financing Activities:
Repayment of note payable to related party	(65,775)
Proceeds received from initial public offering, gross	222,439,569
Proceeds received from private placement	7,698,790
Offering costs paid	(4,546,080)
Net cash provided by financing activities	225,526,504

Net change in cash	1,404,183

Cash - beginning of the period	-
Cash - end of the period	$1,404,183

Supplemental disclosure of noncash financing activities:
Offering costs paid by Sponsor in exchange for issuance of Class B common stock	$21,000
Offering costs included in accrued expenses	$417,500
Offering costs paid by related party under note payable	$65,094
Deferred underwriting commissions in connection with the initial public offering	$7,785,384
Initial value of Class A common stock subject to possible redemption	$196,474,080
Change in value of Class A common stock subject to possible redemption	$1,802,610

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

As of June 30, 2021, the Company had not commenced any operations. All activity for the period from January 22, 2021 (inception) to June 30, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, as well as the identification and evaluation of prospective acquisition targets for an Initial Business Combination and ongoing administrative and compliance matters. The Company will not generate any operating revenues until after completion of its Initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest and other income on investments of the proceeds derived from the Initial Public Offering. The Company has selected December 31st as its fiscal year end.

Sponsor and Proposed Financing

The Company’s sponsor is First Reserve Sustainable Growth Sponsor LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for the Initial Public Offering was declared effective on March 4, 2021. On March 9, 2021, the Company consummated its Initial Public Offering of 22,243,955 units (the “Units” and, with respect to the shares of Class A common stock included in the Units, the “Public Shares”), including the partial exercise of the underwriters’ option to purchase 2,243,955 additional Units (the “Over-Allotment Units”), at $10.00 per Unit, generating gross proceeds of approximately $222.4 million, and incurring offering costs of approximately $12.8 million, of which approximately $7.8 million was for deferred underwriting commissions (Note 5).

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

The Company’s certificate of incorporation provides that, other than the withdrawal of interest to pay franchise and income taxes (less up to $100,000 to pay dissolution expenses), none of the funds held in the Trust Account will be released until the earliest of: (i) the completion of the Initial Business Combination; (ii) the redemption of any Public Shares that have been properly tendered in connection with a stockholder vote seeking to amend any provisions of the Company’s certificate of incorporation (A) to modify the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if it has not consummated an Initial Business Combination within 24 months from the closing of the Initial Public Offering; or (iii) the redemption of 100% of the Public Shares if the Company is unable to complete an Initial Business Combination within 24 months from the closing of the Initial Public Offering. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the holders (the “Public Stockholders”) of the Public Shares.

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

Pursuant to the Company’s certificate of incorporation, if the Company is unable to complete the Initial Business Combination within 24 months from the closing of the Initial Public Offering, or March 9, 2023 (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter subject to lawfully available funds therefor, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay the Company’s franchise and income taxes (less up to $100,000 of such net interest to pay dissolution expenses and net of taxes payable), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. The Sponsor and the Company’s officers and directors will not be entitled to liquidating distributions from the Trust Account with respect to any Founder Shares (as defined below) held by them if the Company fails to complete the Initial Business Combination within the Combination Period. However, if the Sponsor or any of the Company’s directors, officers or affiliates acquires shares of Class A common stock in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete the Initial Business Combination within the Combination Period.

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

Going Concern and Management’s Plan

Prior to the completion of the Initial Public Offering, the Company lacked the liquidity it needed to sustain operations for a reasonable period or time, which is considered to be one year from the issuance date of the financial statements. The Company has since completed its Initial Public Offering at which time capital in excess of the funds deposited in the Trust Account and/or used to fund offering expenses was released to the Company for general working capital purposes. Accordingly, management has since reevaluated the

Company’s liquidity and financial condition and determined that sufficient capital exists to sustain operations one year from the date these financial statements are issued and therefore substantial doubt has been alleviated.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 global pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2—Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the period presented. Operating results for the three months ended June 30, 2021 and for the period from January 22, 2021 (Inception) through June 30, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the final prospectus filed by the Company with the SEC on March 5, 2021 .

Emerging Growth Company

The Company is an "emerging growth company," as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the "JOBS Act"), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. At June 30, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of June 30, 2021.

Investments Held in the Trust Account

The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, or a combination thereof. The Company’s investments held in the Trust Account are classified as marketable securities. Marketable securities are presented on the balance sheet at fair value at the end of each reporting period. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income on investments held in the Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, excluding the derivative warrant liabilities, which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements” equal or approximate the carrying amounts represented in the balance sheet.

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

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering.  Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities are expensed as incurred, presented as non-operating expenses in the condensed statements of operations.  Offering costs associated with the Class A common stock issued were charged to stockholders’ equity upon the completion of the Initial Public Offering. Deferred underwriting commissions are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Derivative Warrant Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The 5,560,989 warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the 5,132,527 Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised. The fair value of the Public Warrants as of June 30, 2021 is based on observable listed prices for such warrants. The fair value of the Private Placement Warrants is estimated using a Monte Carlo simulation. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of June 30, 2021, 19,827,669 shares of Class A common stock subject to possible redemption at the redemption amount were presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheet.

Net Income (Loss) Per Common Share

Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. The Company has not considered the effect of the warrants sold in the Initial Public Offering and Private Placement to purchase an aggregate of 10,693,516 shares of the Company’s Class A common stock in the calculation of diluted loss per share, since the exercise of the warrants would be anti-dilutive, using the treasury stock method.

The Company’s statements of operations include a presentation of income (loss) per common share for Class A common shares subject to possible redemption in a manner similar to the two-class method of income (loss) per common share. Net income (loss) per common share, basic and diluted, for Class A common stock subject to possible redemption is calculated by dividing the proportionate share of income or loss from marketable securities held by the Trust Account, net of applicable franchise and income taxes, by the weighted average number of shares of Class A common stock subject to possible redemption outstanding since original issuance.

Net income (loss) per common share, basic and diluted, for non-redeemable common stock is calculated by dividing the net income (loss), adjusted for income or loss on marketable securities attributable to common stock subject to possible redemption, by the weighted average number of non-redeemable common stock outstanding for the period.

Non-redeemable common stock includes Founder Shares (as defined below) and non-redeemable shares of Class A common stock, which have been classified as non-redeemable as of June 30, 2021, to maintain permanent equity of at least $5,000,001. These shares do not have any redemption features. Non-redeemable common stock participates in the income or loss on marketable securities based on non-redeemable Class A shares’ proportionate interest.

The following table reflects the calculation of basic and diluted net income (loss) per common share:

	For The Three Months Ended June 30, 2021	For The Period From January 22, 2021 (inception) through June 30, 2021
Class A Common stock subject to possible redemption
Numerator: Earnings allocable to Common stock subject to possible redemption
Income from investments held in Trust Account	$3,014	$3,510
Less: Company's portion available to be withdrawn to pay taxes	(3,014)	(3,510)
Net income attributable	$-	$-
Denominator: Weighted average Class A common stock subject to possible redemption
Basic and diluted weighted average shares outstanding	19,643,091	19,643,906
Basic and diluted net income per share	$-	$-

Non-Redeemable Common Stock
Numerator: Net Income minus Net Earnings
Net Income	$1,866,289	$1,278,769
Net income allocable to Class A common stock subject to possible redemption	-	-
Non-redeemable net income	$1,866,289	$1,278,769
Denominator: weighted average Non-redeemable common stock
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	8,161,853	7,252,239
Basic and diluted net income per share, Non-redeemable common stock	$0.23	$0.18

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC Topic 740, “Income Taxes” (“ASC 740”). Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of June 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Recent Accounting Standards

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 at the Company’s inception. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

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

Founder Shares

On January 22, 2021, 5,750,000 shares of the Company’s Class B common stock (the “Founder Shares”) were issued to the Sponsor in exchange for the payment of $25,000 of expenses on behalf of the Company, or approximately $0.004 per share. Up to 750,000 Founder Shares were subject to forfeiture to the extent that the over-allotment option for the Initial Public Offering was not exercised by the underwriters. The underwriters’ over-allotment option expired 45 days from the effective date of the registration statement for the Initial Public Offering. The forfeiture will be adjusted to the extent that the over-allotment option is not exercised in full by the underwriters so that the Founder Shares will represent 20.0% of the Company’s issued and outstanding shares after the Initial Public Offering. The underwriters partially exercised their over-allotment option on March 9, 2021 to purchase an additional 2,243,955 Units, with the remaining portion of the over-allotment option expiring at the conclusion of the 45-day option period. On April 18, 2021 the remaining portion of the over-allotment option expired and, as a result, the Sponsor forfeited 189,011 Founder Shares.

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

Each whole Private Placement Warrant is exercisable for one whole share of the Company’s Class A common stock at a price of $11.50 per share. A portion of the purchase price of the Private Placement Warrants was added to the proceeds from the Initial Public Offering held in the Trust Account. If the Initial Business Combination is not completed within the Combination Period, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund redemptions of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees.

The Sponsor and the Company’s officers and directors agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants until 30 days after the completion of the Initial Business Combination.

Related Party Loans

On January 22, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to an unsecured promissory note (the “Note”). The Note was non-interest bearing and payable upon the closing date of the Initial Public Offering. The Company borrowed a total of approximately $66,000 under the Note and fully repaid the balance on March 9, 2021.

In addition, in order to finance transaction costs in connection with an Initial Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes an Initial Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that an Initial Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of an Initial Business Combination or, at the lenders’ discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Initial Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of June 30, 2021, the Company had no borrowings under the Working Capital Loans.

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

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of the underwriting agreement for the Initial Public Offering to purchase up to 3,000,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. The underwriters partially exercised their over-allotment option on March 9, 2021 to purchase an additional 2,243,955 Over-Allotment Units. On April 18, 2021, the remaining over-allotment option expired unexercised.

The underwriters were entitled to an underwriting discount of $0.20 per unit, or approximately $4.4 million in the aggregate, paid upon the closing of the Initial Public Offering. In addition, $0.35 per unit, or approximately $7.8 million in the aggregate will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes an Initial Business Combination, subject to the terms of the underwriting agreement for the Initial Public Offering.

Note 6—Stockholders’ Equity

Preferred Stock - The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock - The Company is authorized to issue 250,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of June 30, 2021, there were 2,416,286 shares of Class A common stock outstanding, excluding 19,827,669 shares of Class A common stock subject to possible redemption that were classified as temporary equity in the accompanying balance sheet.

Class B Common Stock - The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. On January 22, 2021, the Company issued 5,750,000 shares of Class B common stock, including an aggregate of up to 750,000 shares of Class B common stock that were subject to forfeiture to the Company by the Sponsor for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part so that the Founder Shares would collectively represent 20% of the Company’s issued and outstanding common stock after the Initial Public Offering. The underwriters partially exercised their over-

allotment option on March 9, 2021 to purchase an additional 2,243,955 Over-Allotment Units. On April 18, 2021, the remaining over-allotment option expired unexercised and, as a result, 189,011 Founder Shares were forfeited by the Sponsor.

Holders of the Class A common stock and holders of the Class B common stock will vote together as a single class on all matters submitted to a vote of the stockholders, except as required by law. Each share of common stock will have one vote on all such matters. Prior to the closing of the Initial Business Combination, holders of Class B common stock have the exclusive right to elect directors.

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

Note 7—Warrants

As of June 30, 2021, the Company had 5,560,989 Public Warrants and the 5,132,527 Private Placement Warrants outstanding.

Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The warrants have an exercise price of $11.50 per share, subject to adjustments, and will expire five years after the completion of an Initial Business Combination or earlier upon redemption or liquidation. The warrants will become exercisable on the later of (a) 30 days after the completion of an Initial Business Combination or (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the shares of Class A common stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company agreed that as soon as practicable, but in no event later than 15 business days after the closing of the Initial Business Combination, the Company will use its best efforts to file with the SEC a registration statement covering the issuance of the shares of Class A common stock issuable upon exercise of the warrants. The Company has also agreed to use its commercially reasonable efforts to cause the registration statement to become effective and to maintain a current prospectus relating to those shares of Class A common stock until the warrants expire or are redeemed.

In addition, if (a) the Company issues additional Class A common stock or equity-linked securities in connection with the closing of the Initial Business Combination at an issue price or effective issue price of less than $9.20 per share (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), and (b) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the Initial Business Combination (net of redemptions), the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the Newly Issued Price, the $18.00 per share redemption trigger price described under “Redemption of warrants for cash when the price per share of Class A common stock equals or exceeds $18.00” will be adjusted (to the nearest cent) to be equal to 180% of the Newly Issued Price and the $10.00 per share redemption trigger price described below under “Redemption of warrants for cash when the price per share of Class A common stock equals or exceeds $10.00” will be adjusted (to the nearest cent) to be equal to the Newly Issued Price.

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

The Private Placement Warrants (including the shares of Class A common stock issuable upon exercise of the Private Placement Warrants) will not be transferable, assignable or salable until 30 days after the completion of an Initial Business Combination, subject to certain limited exceptions, and they will not be redeemable by the Company, subject to certain limited exceptions, so long as they are held by the Sponsor or its permitted transferees. The Sponsor, or its permitted transferees, has the option to exercise the Private Placement Warrants for cash or on a cashless basis. Except as described above, the Private Placement Warrants have terms and provisions that are identical to those of the Public Warrants, including as to exercise price, exercisability and exercise period. If the Private Placement Warrants are held by holders other than the Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by the Company in all redemption scenarios and exercisable by the holders on the same basis as the Public Warrants.

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

Note 8—Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - money market fund	$222,443,489	$-	$-
Liabilities:
Derivative warrant liabilities - Public warrants	$6,395,140	$-	$-
Derivative warrant liabilities - Private placement warrants	$-	$-	$6,826,260

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants was transferred from a Level 3 measurement to a Level 1 measurement in April 2021, when the Public Warrants were separately listed and traded in an active market. There were no other transfers to/from Levels 1, 2, and 3 during the three and six months ended June 30, 2021.

For periods where no observable traded price is available, the Company utilized a Monte Carlo simulation to estimate the initial fair value of the Public and Private Placement Warrants. For periods subsequent to the detachment of the Public Warrants from the Units in April 2021, the fair value of the Public Warrants is based on the observable listed price for such warrants. For each of the three and six month periods ended June 30, 2021, the Company recognized a gain resulting from changes in the fair value of derivative warrant liabilities of approximately $2.5 million and $2.6 million, respectively, which is presented in the accompanying condensed statements of operations.

The estimated fair value of the Public Warrants and of the Private Placement Warrants, prior to the Public Warrants being traded in an active market, was determined using Level 3 inputs. Inherent in a Monte Carlo simulation are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock warrants based on implied volatility from the Company’s traded warrants and from historical volatility of select peer company’s common stock that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	March 9, 2021	June 30, 2021
Exercise price	$11.50	$11.50
Stock price	$9.63 - $9.54	$9.70
Volatility	20.4%	19.0%
Dividend yield	0.0%	0.0%
Term (in years)	5.0	5.0
Estimated time to M&A (in years)	1.00	1.00
Risk-free rate	1.03%	1.04%

The change in the fair value of the derivative warrant liabilities, measured using Level 3 inputs, for the three months ended June 30, 2021 and for the period from January 22, 2021 (inception) through June 30, 2021 is summarized as follows:

Derivative warrant liabilities at January 22, 2021 (inception)	$-
Issuance of Public and Private Warrants	15,817,830
Change in fair value of derivative warrant liabilities	(47,040)
Derivative warrant liabilities at March 31, 2021	$15,770,790
Transfer of Public Warrants to Level 1	(8,174,650)
Change in fair value of derivative warrant liabilities	(769,880)
Derivative warrant liabilities at June 30, 2021	$6,826,260

Note 9—Subsequent Events

Management has evaluated subsequent events and transactions that occurred after the balance sheet date through the date the financial statements were issued. Based upon this review, except as noted below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On August 12, 2021, the Company, Juuce Limited, a private limited company incorporated under the laws of England and Wales (“Juuce”), EO Charging, an exempted company incorporated with limited liability in the Cayman Islands (“EO”), and Charge Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of EO (“Merger Sub”), entered into a Business Combination Agreement and Plan of Reorganization (the “Business Combination Agreement,” and the transactions contemplated thereby, the “Business Combination”), pursuant to which, among other things and subject to the terms and conditions contained therein, (i) the shareholders of Juuce will contribute all of the issued and outstanding ordinary shares of Juuce (“Juuce Shares”) to EO in exchange for ordinary shares of EO valued at $10.00 per share (“EO Ordinary Shares”) to be issued simultaneously with the issuance of EO Ordinary Shares in connection with the Merger (as defined below) and, if available cash exceeds a specified level, certain cash consideration (the “Share Contribution”) and (ii) Merger Sub will merge with and into the Company, with the Company surviving as a wholly owned subsidiary of EO (the “Merger”). In connection with the Merger, (i) each holder of warrants to purchase shares of the Company’s Class A common stock will receive in exchange an equal number of warrants to purchase EO Ordinary Shares and (ii) each holder of the Company’s Class A common stock will receive in exchange an equal number of EO Ordinary Shares (iii) the obligations of Juuce, EO and Merger Sub to consummate the transactions contemplated by the Business Combination Agreement are subject to the condition that the Company has cash in the trust account of not less than $91,392,864.

Registration Rights Agreement

Concurrently with the closing of the Business Combination, the Company, the Sponsor, EO and other parties listed therein will enter into a registration rights agreement (the “Registration Rights Agreement”), pursuant to which EO will agree that, within 30 calendar days after the closing of the Business Combination, EO will file with the SEC (at EO’s sole cost and expense) a registration statement registering the resale of certain securities held by or issuable to certain existing shareholders of the Company and Juuce (the “Resale Registration Statement”), and EO will use its commercially reasonable efforts to have the Resale Registration Statement declared effective as soon as reasonably practicable after the filing thereof. In certain circumstances, the parties can demand EO’s assistance with underwritten offerings and block trades. The parties will be entitled to customary piggyback registration rights.

Acquisition Agreement

Concurrently with the execution of the Business Combination Agreement, certain Juuce shareholders (the “Holders”) executed and delivered to the Company acquisition agreements (collectively, the “Acquisition Agreements”), pursuant to which, among other things, (i) EO agreed to purchase shares held by such Holders, (ii) the Holders agreed to contribute and assign their Juuce Shares and exercise their rights under Juuce’s articles of association and shareholder agreement to cause the other shareholders of Juuce to contribute and assign, their Juuce Shares to EO, in accordance with the terms of the Business Combination Agreement and (iii) Juuce, EO and each Holder agreed to use reasonable best efforts, including taking all necessary action, to cause one nominee designated by the Sponsor to be elected to serve as a director on the board of directors of EO during the Lock-up Period (as that term is defined in the Registration Rights Agreement) as it pertains to the Sponsor.

Sponsor Support Agreement

In connection with the execution of the Business Combination Agreement, on August 12, 2021, the Sponsor entered into a letter agreement with the Company and each member of the board of directors of the Company (the “Sponsor Support Agreement”), pursuant to which, among other things, the Sponsor agreed to (i) waive the anti-dilution rights set forth in the Company’s amended and restated certificate of incorporation with respect to the Founder Shares held by it, (ii) vote all the Class A common stock and Founder Shares held by it in favor of the adoption and approval of the Business Combination Agreement and the Business Combination, (iii) not transfer the Founder Shares (or EO Ordinary Shares issuable upon conversion thereof in the Merger) until the earlier of the closing of the Business Combination and any valid termination of the Business Combination Agreement; and (iv) subject 20% of the total EO Ordinary Shares issued to the Sponsor as part of the Business Combination to potential forfeiture if, within five years of the closing of the Business Combination, the volume weighted average price of the EO Ordinary Shares does not equal or exceed $12.50 per share for any 20 trading days within any 30 consecutive trading day period (or a change of control transaction does not occur during such period).

Refer to the Company’s Current Report on Form 8-K, filed with the SEC on August 12, 2021, for more information.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”)filings.

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

Sponsor and Financing

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

Liquidity and Capital Resources

As of June 30, 2021, we had approximately $1.4 million in cash and working capital of approximately $1.9 million (not taking into account approximately $86,000 of taxes that may be paid using interest income from the Trust Account).

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

Based on the foregoing, management believes that we will have sufficient working capital and borrowing capacity to meet the Company’s needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, we will be using these funds for paying existing accounts payable, identifying and evaluating prospective Initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Initial Business Combination.

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that the specific impact is not readily determinable as of the date of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

Our entire activity since inception up to June 30, 2021 was in preparation for our formation, the Initial Public Offering and, since the closing of the Initial Public Offering, the search for our Initial Business Combination candidate. We will not be generating any operating revenues until the closing and completion of our Initial Business Combination.

For the three months ended June 30, 2021, we had net income of approximately $1.9 million, which consisted of a gain from the change in fair value of derivative warrant liabilities of approximately $2.5 million and income from investments held in Trust Account for approximately $3,000, offset by loss from operations of approximately $686,000.  The loss from operations is comprised of approximately $637,000 of general and administrative expenses, and approximately $49,000 of franchise tax expense.

For the period from January 22, 2021 (Inception) through June 30, 2021, we had net income of approximately $1.3 million, which consisted of a gain from the change in fair value of derivative warrant liabilities of approximately $2.6 million and income from investments held in Trust Account for approximately $4,000, offset by loss from operations of approximately $834,000.  The loss from operations is comprised of approximately $748,000 of general and administrative expenses, and approximately $86,000 of franchise tax expense.

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

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of the underwriting agreement for the Initial Public Offering to purchase up to 3,000,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. The underwriters partially exercised their over-allotment option on March 9, 2021 to purchase an additional 2,243,955 Over-Allotment Units. On April 18, 2021, the remaining over-allotment option expired unexercised.

The underwriters were entitled to an underwriting discount of $0.20 per unit, or approximately $4.4 million in the aggregate, paid upon the closing of the Initial Public Offering. In addition, $0.35 per unit, or approximately $7.8 million in the aggregate will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes an Initial Business Combination, subject to the terms of the underwriting agreement for the Initial Public Offering.

Proposed Business Combination

On August 12, 2021, the Company, Juuce Limited, a private limited company incorporated under the laws of England and Wales (“Juuce”), EO Charging, an exempted company incorporated with limited liability in the Cayman Islands (“EO”), and Charge Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of EO (“Merger Sub”), entered into a Business Combination Agreement and Plan of Reorganization (the “Business Combination Agreement,” and the transactions contemplated thereby, the “Business Combination”), pursuant to which, among other things and subject to the terms and conditions contained therein, (i) the shareholders of Juuce will contribute all of the issued and outstanding ordinary shares of Juuce (“Juuce Shares”) to EO in exchange for ordinary shares of EO valued at $10.00 per share (“EO Ordinary Shares”) to be issued simultaneously with the issuance of EO Ordinary Shares in connection with the Merger (as defined below) and, if available cash exceeds a specified level, certain cash consideration (the “Share Contribution”) and (ii) Merger Sub will merge with and into the Company, with the Company surviving as a wholly owned subsidiary of EO (the “Merger”). In connection with the Merger, (i) each holder of warrants to purchase shares of the Company’s Class A common stock will receive in exchange an equal number of warrants to purchase EO Ordinary Shares and (ii) each holder of the Company’s Class A common stock will receive in exchange an equal number of EO Ordinary Shares.

Registration Rights Agreement

Concurrently with the closing of the Business Combination, the Company, the Sponsor, EO and other parties listed therein will enter into a registration rights agreement (the “Registration Rights Agreement”), pursuant to which EO will agree that, within 30 calendar days after the closing of the Business Combination, EO will file with the SEC (at EO’s sole cost and expense) a registration statement registering the resale of certain securities held by or issuable to certain existing shareholders of the Company and Juuce (the “Resale Registration Statement”), and EO will use its commercially reasonable efforts to have the Resale Registration Statement declared effective as soon as reasonably practicable after the filing thereof. In certain circumstances, the parties can demand EO’s assistance with underwritten offerings and block trades. The parties will be entitled to customary piggyback registration rights.

Acquisition Agreement

Concurrently with the execution of the Business Combination Agreement, certain Juuce shareholders (the “Holders”) executed and delivered to the Company acquisition agreements (collectively, the “Acquisition Agreements”), pursuant to which, among other things, (i) EO agreed to purchase shares held by such Holders, (ii) the Holders agreed to contribute and assign their Juuce Shares and exercise their rights under Juuce’s articles of association and shareholder agreement to cause the other shareholders of Juuce to contribute and assign, their Juuce Shares to EO, in accordance with the terms of the Business Combination Agreement and (iii) Juuce, EO and each Holder agreed to use reasonable best efforts, including taking all necessary action, to cause one nominee designated by the Sponsor to be elected to serve as a director on the board of directors of EO during the Lock-up Period (as that term is defined in the Registration Rights Agreement) as it pertains to the Sponsor.

Sponsor Support Agreement

In connection with the execution of the Business Combination Agreement, on August 12, 2021, the Sponsor entered into a letter agreement with the Company and each member of the board of directors of the Company (the “Sponsor Support Agreement”), pursuant to which, among other things, the Sponsor agreed to (i) waive the anti-dilution rights set forth in the Company’s amended and restated certificate of incorporation with respect to the Founder Shares held by it, (ii) vote all the Class A common stock and Founder Shares held by it in favor of the adoption and approval of the Business Combination Agreement and the Business Combination, (iii) not transfer the Founder Shares (or EO Ordinary Shares issuable upon conversion thereof in the Merger) until the earlier of the closing of the Business Combination and any valid termination of the Business Combination Agreement; and (iv) subject 20% of the total EO Ordinary Shares issued to the Sponsor as part of the Business Combination to potential forfeiture if, within five years of the closing of the Business Combination, the volume weighted average price of the EO Ordinary Shares does not equal or exceed $12.50 per share for any 20 trading days within any 30 consecutive trading day period (or a change of control transaction does not occur during such period).

Refer to the Company’s Current Report on Form 8-K, filed with the SEC on August 12, 2021, for more information.

Critical Accounting Policies

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”). Class A common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, as of June 30, 2021, 19,827,669 shares of Class A common stock subject to possible redemption at the redemption amount were presented at redemption value as temporary equity, outside of the stockholders’ equity section of our balance sheet.

Derivative Warrant Liabilities

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The 5,560,989 warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the 5,132,527 Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised. The fair value of the Public Warrants as of June 30, 2021 is based on observable listed prices for such warrants. The fair value of the Private Placement Warrants has been estimated using a Monte Carlo simulation.

Net Income (Loss) Per Common Share

Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. We have not considered the effect of the warrants sold in the Initial Public Offering and Private Placement to purchase an aggregate of 10,693,516 shares of our Class A common stock in the calculation of diluted income (loss) per share, since the exercise of the warrants would be anti-dilutive, using the treasury stock method.

Our statement of operations includes a presentation of income (loss) per common share for Class A common shares subject to possible redemption in a manner similar to the two-class method of income (loss) per common share. Net income (loss) per common share, basic and diluted, for Class A common stock subject to possible redemption is calculated by dividing the proportionate share of income or loss from marketable securities held by the Trust Account, net of applicable franchise and income taxes, by the weighted average number of shares of Class A common stock subject to possible redemption outstanding since original issuance.

Net income (loss) per common share, basic and diluted, for non-redeemable common stock is calculated by dividing the net income (loss), adjusted for income or loss on marketable securities attributable to common stock subject to possible redemption, by the weighted average number of non-redeemable common stock outstanding for the period.

Non-redeemable common stock includes Founder Shares and non-redeemable shares of Class A common stock as these shares do not have any redemption features. Non-redeemable common stock participates in the income or loss on marketable securities based on non-redeemable Class A shares’ proportionate interest.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities are expensed as incurred, presented as non-operating expenses in the statement of operations. Offering costs associated with the Class A common stock issued were charged to stockholders’ equity upon the completion of the Initial Public Offering. Deferred underwriting commissions are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. We adopted ASU 2020-06 at inception. Adoption of the ASU did not impact our financial position, results of operations or cash flows.

Our management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material impact on our financial statements.

Off-Balance Sheet Arrangements

As of June 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

We are a smaller reporting company as defined by Item 10(f) of Regulation S-K and are not required to provide the information otherwise required under this item. As of June 30, 2021, we were not subject to any significant market or interest rate risk. The net proceeds of the Initial Public Offering, including amounts in the Trust Account, were invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception and we do not expect to engage in any hedging activities with respect to the market or interest rate risk to which we are exposed.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that, solely due to the Company’s misapplication of the accounting for the Company’s warrants as liabilities, our disclosure controls and procedures were not effective as of June 30, 2021. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Changes in Internal Control over Financial Reporting

Other than as described herein, there was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we have commenced our remediation efforts in connection with the identification of the material weakness discussed above and have taken the following steps during the quarter ended June 30, 2021:

•	We have expanded and improved our review process for complex securities and related accounting standards.
•	We have increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications.
•	We have retained the services of a valuation expert to assist in valuation analysis of our warrants on a quarterly basis.

While we took the actions described above to remediate the material weakness, the material weakness had not been fully remediated as of June 30, 2021. The process of designing and implementing an effective financial reporting system is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend resources to maintain a financial reporting system that is adequate to satisfy our reporting obligations. As we continue to evaluate and take actions to improve our internal control over financial reporting, we may determine to take additional actions to address control deficiencies or determine to modify certain of the remediation measures described above. While there can be no assurance, we believe that the actions described above, together with additional actions that we may determine to take, will allow us to remediate the material weakness described above in the near future.

PART II - OTHER INFORMATION

Item 1A.	Risk Factors

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our final prospectus filed with the SEC on March 5, 2021, except for the below risk factors. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

As a result, included on our condensed balance sheet as of June 30, 2021 contained elsewhere in this Quarterly Report are derivative liabilities related to embedded features contained within our warrants. ASC 815, Derivatives and Hedging, provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors, that are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material. The impact of changes in fair value on earnings may have an adverse effect on the market price of our securities.

We have identified a material weakness in our internal control over financial reporting as of June 30, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may result a material adverse effect on our ability to consummate an Initial Business Combination.

Following the issuance of the SEC Staff Statement, management identified a material weakness in our internal control over financial reporting related to the accounting for the warrants issued in connection with our Initial Public Offering. Our internal control over financial reporting did not result in the proper accounting classification of the warrants, which, due to its impact on our financial statements, we determined to be a material weakness.

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

The proceeds held in the trust account will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our Initial Business Combination or make certain amendments to our amended and restated certificate of incorporation, our public shareholders are entitled to receive their pro-rata share of the proceeds held in the trust account, plus any interest income, net of franchise and income taxes paid or payable (less, in the case we are unable to complete our Initial Business Combination, $100,000 of interest to pay dissolution expenses). Negative interest rates could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.00 per share.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales

On January 22, 2021, the Sponsor was issued 5,750,000 Founder Shares in exchange for the payment of $25,000 of expenses on behalf of the Company, or approximately $0.004 per share. On April 18, 2021 the remaining portion of the over-allotment option expired and, as a result, the Sponsor forfeited 189,011 Founder Shares. The Founder Shares will automatically convert into shares of Class A common stock at the time of our Initial Business Combination. The Founder Shares were issued in connection with our organization pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Simultaneously with the closing of the Initial Public Offering, we consummated the private placement (“Private Placement”) of 5,132,527 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant to the Sponsor, generating gross proceeds of approximately $7.7 million (Note 4). Each Private Placement Warrant entitles the holder thereof to purchase one share of Class A common stock at an exercise price of $11.50 per share. The sale of the Private Placement Warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Use of Proceeds

On March 9, 2021, we consummated the Initial Public Offering of 22,243,955 Units, including 2,243,955 additional Units to cover over-allotments. The Units were sold at a price of $10.00 per Unit, generating gross proceeds of approximately $222.4 million.

On March 9, 2021, simultaneously with the closing of the Initial Public Offering, we completed the Private Placement of 5,132,527 Private Placement Warrants at a purchase price of $1.50 per Private Placement Warrant with our Sponsor, generating gross proceeds of approximately $7.7 million.

Barclays Capital Inc. and Goldman Sachs & Co. LLC served as the underwriters for the Initial Public Offering. The securities sold in the Initial Public Offering were registered under the Securities Act on a registration statement on Form S-1 (File No. 333-252717) (the “Form S-1”). The SEC declared the Form S-1 effective on March 4, 2021. There has been no material change in the planned use of proceeds from the Initial Public Offering as described in our final prospectus filed with the SEC on March 5, 2021.

In connection with the Initial Public Offering, our Sponsor had agreed to loan us an aggregate of up to $300,000 pursuant to the Note. This loan is non-interest bearing and payable on the consummation of the Initial Public Offering. As of June 30, 2021, the loan balance was $0.

After deducting the underwriting discounts and commissions (excluding the deferred portion of approximately $7.8 million, which amount will be payable upon consummation of our Initial Business Combination) and offering expenses, the total net proceeds from the Initial Public Offering and the sale of the Private Placement Warrants were approximately $223.9 million, of which approximately $222.4 million (or $10.00 per Unit sold in the Initial Public Offering) was placed in the Trust Account.

Item 6.	Exhibits.

Exhibit Number	Description
31.1

Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101

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

Dated: August 17, 2021	FIRST RESERVE SUSTAINABLE GROWTH CORP.

	By:	/s/ Neil A. Wizel
	Name:	Neil A. Wizel
	Title:	Chief Executive Officer

	By:	/s/ Thomas S. Amburgey
	Name:	Thomas S. Amburgey
	Title:	Chief Financial Officer