Form 10-Q
period 2021-09-30
First Reserve Sustainable Growth Corp.
filed 2021-11-22
CIK 1842883

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 22, 2021, 22,243,955 shares of Class A common stock, par value $0.0001 per share, and 5,560,989 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

FIRST RESERVE SUSTAINABLE GROWTH CORP.

Quarterly Report on Form 10-Q

Table of Contents

		Page
PART I. FINANCIAL INFORMATION		2

Item 1.	Condensed Financial Statements (Unaudited)	2

	Condensed Balance Sheet as of September 30, 2021 (Unaudited)	2

	Condensed Statements of Operations for the Three Months Ended September 30, 2021 and for the Period from January 22, 2021 (Inception) Through September 30, 2021 (Unaudited)	3

	Condensed Statements of Changes in Stockholders’ Deficit for the Period from January 22, 2021 (Inception) Through September 30, 2021 (Unaudited)	4

	Condensed Statement of Cash Flows for the Period from January 22, 2021 (Inception) Through September 30, 2021 (Unaudited)	5

	Notes to Unaudited Condensed Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28

Item 4.	Controls and Procedures	28

PART II. OTHER INFORMATION		29

Item 1A.	Risk Factors	29

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30

Item 6.	Exhibits	31

PART I. FINANCIAL INFORMATION

Item 1.Condensed Financial Statements (Unaudited)

FIRST RESERVE SUSTAINABLE GROWTH CORP.

CONDENSED BALANCE SHEET

September 30, 2021 (Unaudited)

Assets:
Current assets:
Cash	$1,315,593
Prepaid expenses	819,109
Total current assets	2,134,702
Investments held in Trust Account	222,446,907
Total Assets	$224,581,609

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders' Deficit:
Current liabilities:
Accounts payable	$1,844,120
Accrued expenses	3,200,272
Franchise tax payable	135,940
Total current liabilities	5,180,332
Deferred underwriting commissions in connection with the initial public offering	7,785,384
Derivative warrant liabilities	9,748,150
Total liabilities	22,713,866

Commitments and Contingencies

Class A common stock subject to possible redemption, $0.0001 par value; 22,243,955 shares at $10.00 per share	222,439,550

Stockholders' Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-
Class A common stock, $0.0001 par value; 250,000,000 shares authorized; no non- redeemable shares issued or outstanding	-
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 5,560,989 shares issued and outstanding	556
Additional paid-in capital	-
Accumulated deficit	(20,572,363)
Total stockholders' deficit	(20,571,807)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders' Deficit	$224,581,609

The accompanying notes are an integral part of these unaudited condensed financial statements.

FIRST RESERVE SUSTAINABLE GROWTH CORP.

CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30, 2021	For the Period From January 22, 2021 (Inception) through September 30, 2021
	(unaudited)	(unaudited)
General and administrative expenses	$4,835,752	$5,583,806
Franchise tax expenses	49,863	135,940
Loss from operations	(4,885,615)	(5,719,746)
Other income (expense)
Change in fair value of derivative warrant liabilities	3,473,250	6,069,680
Offering costs associated with derivative warrant liabilities	-	(487,468)
Income from investments held in Trust Account	3,418	7,356
Loss before income taxes	(1,408,947)	(130,178)
Net loss	$(1,408,947)	$(130,178)
Weighted average shares outstanding of Class A common stock, basic and diluted	22,243,955	18,183,551
Basic and diluted net loss per share, Class A common stock	$(0.05)	$(0.01)
Weighted average shares outstanding of Class B common stock, basic and diluted	5,560,989	5,458,586
Basic and diluted net loss per share, Class B common stock	$(0.05)	$(0.01)

The accompanying notes are an integral part of these unaudited condensed financial statements.

FIRST RESERVE SUSTAINABLE GROWTH CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Period from January 22, 2021 (Inception) through September 30, 2021 (Unaudited)

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - January 22, 2021 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B common stock to Sponsor	-	-	5,750,000	575	24,425	-	25,000
Accretion of Class A common stock subject to possible redemption amount (restated)	-	-	-	-	(24,425)	(20,442,204)	(20,466,629)
Net loss	-	-	-	-	-	(587,520)	(587,520)
Balance - March 31, 2021 (restated)	-	-	5,750,000	575	-	(21,029,724)	(21,029,149)
Forfeiture of Class B common stock	-	-	(189,011)	(19)	19	-	-
Subsequent measurement of Class A common stock subject to redemption against additional paid-in capital (restated)	-	-	-	-	(19)	19	-
Net income	-	-	-	-	-	1,866,289	1,866,289
Balance - June 30, 2021 (restated)	-	-	5,560,989	556	-	(19,163,416)	(19,162,860)
Net loss	-	-	-	-	-	(1,408,947)	(1,408,947)
Balance - September 30, 2021	-	$-	5,560,989	$556	$-	$(20,572,363)	$(20,571,807)

The accompanying notes are an integral part of these unaudited condensed financial statements.

FIRST RESERVE SUSTAINABLE GROWTH CORP.

CONDENSED STATEMENT OF CASH FLOWS

For the Period from January 22, 2021 (Inception) through September 30, 2021 (Unaudited)

Cash Flows from Operating Activities:
Net loss	$(130,178)
Adjustments to reconcile net loss to net cash used in operating activities:
General and administrative expenses paid by related party under note payable	682
General and administrative expenses paid by related party in exchange for issuance of Class B common stock	3,981
Offering costs associated with derivative warrant liabilities	487,468
Income from investments held in Trust Account	(7,356)
Change in fair value of derivative warrant liabilities	(6,069,680)
Changes in operating assets and liabilities:
Prepaid expenses	(819,109)
Accounts payable	1,844,120
Accrued expenses	2,805,272
Franchise tax payable	135,940
Net cash used in operating activities	(1,748,860)

Cash Flows from Investing Activities
Cash deposited in Trust Account	(222,439,550)
Net cash used in investing activities	(222,439,550)

Cash Flows from Financing Activities:
Repayment of note payable to related party	(65,775)
Proceeds received from initial public offering, gross	222,439,569
Proceeds received from private placement	7,698,790
Offering costs paid	(4,568,581)
Net cash provided by financing activities	225,504,003

Net change in cash	1,315,593

Cash - beginning of the period	-
Cash - end of the period	$1,315,593

Supplemental disclosure of noncash financing activities:
Offering costs paid by Sponsor in exchange for issuance of Class B common stock	$21,000
Offering costs included in accrued expenses	$395,000
Offering costs paid by related party under note payable	$65,094
Deferred underwriting commissions in connection with the initial public offering	$7,785,384

The accompanying notes are an integral part of these unaudited condensed financial statements.

FIRST RESERVE SUSTAINABLE GROWTH CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

As of September 30, 2021, the Company had not commenced any operations. All activity for the period from January 22, 2021 (inception) to September 30, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, as well as the identification and evaluation of prospective acquisition targets for an Initial Business Combination and ongoing administrative and compliance matters. The Company will not generate any operating revenues until after completion of its Initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest and other income on investments of the proceeds derived from the Initial Public Offering. The Company has selected December 31st as its fiscal year end.

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

FIRST RESERVE SUSTAINABLE GROWTH CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

FIRST RESERVE SUSTAINABLE GROWTH CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

Going Concern and Management’s Plan

As of September 30, 2021, the Company had approximately $1.3 million in its operating bank account and working capital deficit of approximately $3.0 million.

The Company’s liquidity needs to date have been satisfied through a payment of $66,000 from the Sponsor to cover for certain offering costs in exchange for issuance of the Founder Shares (as defined in Note 4), the loan under the Note (as defined in Note 4) of approximately $300,000 and the net proceeds from the consummation of the Private Placement not held in the Trust Account. The

FIRST RESERVE SUSTAINABLE GROWTH CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

Company fully repaid the Note on March 9, 2021. In addition, in order to finance transaction costs in connection with an Initial Business Combination, the Company’s officers, directors and initial stockholders may, but are not obligated to, provide the Company Working Capital Loans (see Note 4). As of September 30, 2021, there were no amounts outstanding under any Working Capital Loans.

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination. The Company will need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses.

The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern until the earlier of the consummation of the Business Combination or one year from the date the financials were issued. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Note 2—Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the period presented. Operating results for the three months ended September 30, 2021 and for the period from January 22, 2021 (Inception) through September 30, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the final prospectus filed by the Company with the SEC on March 5, 2021.

Restatement of Previously Issued Financial Statements

In preparation of the Company’s unaudited condensed financial statements as of and for quarterly period ended September 30, 2021, the Company concluded it should restate its previously issued financial statements to classify all Class A common stock subject to possible redemption in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A common stock in permanent equity. Although the Company did not specify a maximum redemption threshold, its amended and restated certificate of incorporation currently provides that, the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. As a result, the Company restated its previously filed financial statements to present all redeemable Class A common stock as

FIRST RESERVE SUSTAINABLE GROWTH CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering (including exercise of the over-allotment option). The Company’s previously filed financial statements that contained the error were reported in the Company’s Form 8-K filed with the SEC on March 16, 2021 and revised in the Company Form 10-Q for the quarterly period ended March 31, 2021 (the “Post-IPO Balance Sheet”) and the Company’s Form 10-Qs for the quarterly periods ended March 31, 2021, and June 30, 2021 (the “Affected Quarterly Periods”).

The impact of the restatement to the Post-IPO Balance Sheet is an increase to Class A common stock subject to possible redemption of approximately $26.0 million, a decrease to additional paid-in capital of $5.5 million, an increase to the accumulated deficit of $20.5 million, and the reclassification of par value of 2,596,547 Class A common stock from permanent equity to Class A common stock subject to possible redemption.

As of March 9, 2021	As Reported	Adjustment	As Restated
Total assets	$225,595,294		$225,595,294
Total liabilities	$24,121,210		$24,121,210
Class A common stock subject to possible redemption	196,474,080	25,965,470	222,439,550
Preferred stock	—	—	—
Class A common stock	260	(260)	—
Class B common stock	575	—	575
Additional paid-in capital	5,523,006	(5,523,006)	—
Accumulated deficit	(523,837)	(20,442,204)	(20,966,041)
Total stockholders' equity (deficit)	$5,000,004	$(25,965,470)	$(20,965,466)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders' Equity (Deficit)	$225,595,294	$—	$225,595,294

The impact of the restatement on the financial statements for the Affected Quarterly Periods is presented below.

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported balance sheet as of March 31, 2021:

As of March 31, 2021	As Reported	Adjustment	As Restated
Total assets	$225,505,074		$225,505,074
Total liabilities	$24,094,672		$24,094,672
Class A common stock subject to possible redemption	196,410,400	26,029,150	222,439,550
Preferred stock	—	—	—
Class A common stock	261	(261)	—
Class B common stock	575	—	575
Additional paid-in capital	5,586,686	(5,586,686)	—
Accumulated deficit	(587,520)	(20,442,204)	(21,029,724)
Total stockholders' equity (deficit)	$5,000,002	$(26,029,151)	$(21,029,149)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders' Equity (Deficit)	$225,505,074	$—	$225,505,074

FIRST RESERVE SUSTAINABLE GROWTH CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported statement of cash flows for the period from January 22, 2021 (inception) through March 31, 2021:

Form 10-Q (March 31, 2021) - For the period from January 22, 2021 (inception) through March 31, 2021
	As Reported	Adjustment	As Restated
Cash Flow from Operating Activities	$(1,203,431)	$—	$(1,203,431)
Cash Flows from Investing Activities	$(222,439,550)	$—	$(222,439,550)
Cash Flows from Financing Activities	$225,588,984	$—	$225,588,984
Supplemental Disclosure of Noncash Financing Activities:
Offering costs paid by Sponsor in exchange for issuance of Class B common stock	$21,000	$—	$21,000
Offering costs included in accrued expenses	$435,000	$—	$435,000
Offering costs included in accounts payable	$45,000	$—	$45,000
Offering costs paid by related party under note payable	$65,094	$—	$65,094
Deferred underwriting commissions in connection with the initial public offering	$7,785,384	$—	$7,785,384
Initial value of Class A common stock subject to possible redemption	$196,474,080	$(196,474,080)	$—
Change in value of Class A common shares subject to possible redemption	$(63,679)	$63,679	$—

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported balance sheet as of June 30, 2021:

As of June 30, 2021	As Reported	Adjustment	As Restated
Total assets	$224,822,885		$224,822,885
Total liabilities	$21,546,194		$21,546,194
Class A common stock subject to possible redemption	198,276,690	24,162,860	222,439,550
Preferred stock	—	—	—
Class A common stock	242	(242)	—
Class B common stock	556	—	556
Additional paid-in capital	3,720,434	(3,720,434)	—
Retained earnings (accumulated deficit)	1,278,769	(20,442,185)	(19,163,416)
Total stockholders' equity (deficit)	$5,000,001	$(24,162,861)	$(19,162,860)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders' Equity (Deficit)	$224,822,885	$—	$224,822,885

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported statement of cash flows for the period from January 22, 2021 (inception) through June 30, 2021:

Form 10-Q (June 30, 2021) - For the period from January 22, 2021 (inception) through June 30, 2021
	As Reported	Adjustment	As Restated
Cash Flow from Operating Activities	$(1,682,771)	$—	$(1,682,771)
Cash Flows from Investing Activities	$(222,439,550)	$—	$(222,439,550)
Cash Flows from Financing Activities	$225,526,504	$—	$225,526,504
Supplemental Disclosure of Noncash Financing Activities:
Offering costs paid by Sponsor in exchange for issuance of Class B common stock	$21,000	$—	$21,000
Offering costs included in accrued expenses	$417,500	$—	$417,500
Offering costs paid by related party under note payable	$65,094	$—	$65,094
Deferred underwriting commissions in connection with the initial public offering	$7,785,384	$—	$7,785,384
Initial value of Class A common stock subject to possible redemption	$196,474,080	$(196,474,080)	$—
Change in value of Class A common stock subject to possible redemption	$1,802,610	$(1,802,610)	$—

FIRST RESERVE SUSTAINABLE GROWTH CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

The table below presents the effect of the financial statement adjustments related to the restatement discussed above to the Company’s previously reported statement of shareholders' equity for the period from January 22, 2021 (inception) through June 30, 2021:

	As Reported	Adjustment	As Restated
Balance - January 22, 2021 (inception)	$-	$-	$-
Issuance of Class B common stock to Sponsor	25,000	-	25,000
Sale of shares in initial public offering, less allocation to derivative warrant liabilities, gross	214,320,511	(214,320,511)	-
Offering costs	(12,347,590)	12,347,590	-
Class A common stock subject to possible redemption	(196,410,400)	196,410,400	-
Accretion of Class A common stock subject to possible redemption amount	-	(20,466,629)	(20,466,629)
Net loss	(587,520)	-	(587,520)
Balance - March 31, 2021 (Unaudited)	$5,000,001	$(26,029,150)	$(21,029,149)
Shares subject to possible redemption	(1,866,290)	1,866,290	-
Net income	$1,866,289	$-	$1,866,289
Balance - June 30, 2021 (Unaudited)	$5,000,001	$(25,162,861)	$(19,162,860)

In connection with the change in presentation for the Class A common stock subject to possible redemption, the Company has restated its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares participate pro rata in the income and losses of the Company. The impact to the reported amounts of weighted average shares outstanding and basic and diluted earnings per common share is presented below for the Affected Quarterly Periods:

	Earnings Per Share for Class A common stock
	As Reported	Adjustment	As Adjusted
Form 10-Q (March 31, 2021) - For the period from January 22, 2021 (inception) through March 31, 2021
Weighted average shares outstanding	19,647,131	(12,232,479)	7,414,652
Basic and diluted earnings per share	$0.00	$(0.05)	$(0.05)
Form 10-Q (June 30, 2021) - Three months ended June 30, 2021
Weighted average shares outstanding	19,643,091	2,600,864	22,243,955
Basic and diluted earnings per share	$0.00	$0.07	$0.07
Form 10-Q (June 30, 2021) - For the period from January 22, 2021 (inception) through June 30, 2021
Weighted average shares outstanding	19,643,906	(3,795,088)	15,848,818
Basic and diluted earnings per share	$0.00	$0.06	$0.06

	Earnings Per Share for Class B common stock
	As Reported	Adjustment	As Adjusted
Form 10-Q (March 31, 2021) - For the period from January 22, 2021 (inception) through March 31, 2021
Weighted average shares outstanding	6,052,604	(865,608)	5,186,996
Basic and diluted earnings per share	$(0.10)	$0.05	$(0.05)
Form 10-Q (June 30, 2021) - Three months ended June 30, 2021
Weighted average shares outstanding	8,161,853	(2,600,864)	5,560,989
Basic and diluted earnings per share	$0.23	$(0.16)	$0.07
Form 10-Q (June 30, 2021) - For the period from January 22, 2021 (inception) through June 30, 2021
Weighted average shares outstanding	7,252,239	(1,852,534)	5,399,705
Basic and diluted earnings per share	$0.18	$(0.12)	$0.06

FIRST RESERVE SUSTAINABLE GROWTH CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. At September 30, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of September 30, 2021.

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

FIRST RESERVE SUSTAINABLE GROWTH CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering.  Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities were expensed as incurred and presented as non-operating expenses in the condensed statements of operations.  Offering costs associated with the Class A common stock issued were charged against the carrying value of the shares of Class A common stock upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

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

The 5,560,989 warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the 5,132,527 Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised. The fair value of the Public Warrants as of September 30, 2021 is based on observable listed prices for such warrants. The fair value of the Private Placement Warrants is estimated using a Monte Carlo simulation. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

FIRST RESERVE SUSTAINABLE GROWTH CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, 22,243,955 shares of Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount. The change in the carrying value of redeemable shares of Class A common stock resulted in charges against additional paid-in capital and accumulated deficit.

Net Loss Per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net Loss per common share is calculated by dividing the net Loss by the weighted average shares of common stock outstanding for the respective period.

The calculation of diluted net Loss does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the Over-allotment) and the private placement warrants to purchase an aggregate of 10,693,516 shares of Class A common stock in the calculation of diluted Loss per share, because their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net Loss per share is the same as basic net Loss per share for the three and nine months ended September 30, 2021. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each class of common stock:

	For the Three Months Ended September 30, 2021		For the Period From January 22, 2021 (inception) through September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net loss per common stock:
Numerator:
Allocation of net loss	$(1,127,158)	$(281,789)	$(100,122)	$(30,056)
Denominator:
Basic and diluted weighted average common stock outstanding	22,243,955	5,560,989	18,183,551	5,458,586
Basic and diluted net loss per common stock	$(0.05)	$(0.05)	$(0.01)	$(0.01)

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2021. The

FIRST RESERVE SUSTAINABLE GROWTH CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Recent Accounting Standards

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 at the Company’s inception using the modified retroactive method for transition. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

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

FIRST RESERVE SUSTAINABLE GROWTH CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

In addition, in order to finance transaction costs in connection with an Initial Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes an Initial Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that an Initial Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of an Initial Business Combination or, at the lenders’ discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Initial Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of September 30, 2021, the Company had no borrowings under the Working Capital Loans.

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

FIRST RESERVE SUSTAINABLE GROWTH CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

Note 6 — Class A Common Stock Subject to Possible Redemption

The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 250,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holder of the Company’s Class A common stock are entitled to one vote for each share. As of September 30, 2021, there were 22,243,955 shares of Class A common stock outstanding, all of which were subject to possible redemption.

The Class A common stock subject to possible redemption reflected on the balance sheet is reconciled on the following table:

Gross proceeds	$222,439,550
Less:
Fair value of Public Warrants at issuance	(8,119,040)
Offering costs allocated to Class A common stock subject to possible redemption	(12,347,589)
Plus:
Accretion on Class A common stock subject to possible redemption amount	20,466,629
Class A common stock subject to possible redemption	$222,439,550

Note 7—Stockholders’ Equity

Preferred Stock - The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock - The Company is authorized to issue 250,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of September 30, 2021, there were 22,243,955 shares of Class A common stock outstanding. All shares of Class A common stock subject to possible redemption have been classified as temporary equity (see Note 6).

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

FIRST RESERVE SUSTAINABLE GROWTH CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with the Initial Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the Initial Business Combination).

Note 8—Warrants

As of September 30, 2021, the Company had 5,560,989 Public Warrants and the 5,132,527 Private Placement Warrants outstanding.

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

FIRST RESERVE SUSTAINABLE GROWTH CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

Note 9—Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

FIRST RESERVE SUSTAINABLE GROWTH CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - money market fund	$222,446,907	$-	$-
Liabilities:
Derivative warrant liabilities - Public warrants	$4,615,620	$-	$-
Derivative warrant liabilities - Private placement warrants	$-	$-	$5,132,530

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants was transferred from a Level 3 measurement to a Level 1 measurement in April 2021, when the Public Warrants were separately listed and traded in an active market. There were no other transfers to/from Levels 1, 2, and 3 during the three and nine months ended September 30, 2021.

For periods where no observable traded price is available, the Company utilized a Monte Carlo simulation to estimate the initial fair value of the Public and Private Placement Warrants. For periods subsequent to the detachment of the Public Warrants from the Units in April 2021, the fair value of the Public Warrants is based on the observable listed price for such warrants. For the three month periods ended September 30, 2021, and for the period from January 22, 2021 (inception) through September 30, 2021, the Company recognized a gain resulting from changes in the fair value of derivative warrant liabilities of approximately $3.5 million and $6.1 million, respectively, which is presented in the accompanying condensed statements of operations.

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

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	March 9, 2021	September 30, 2021
Exercise price	$11.50	$11.50
Stock price	$9.63 - $9.54	$9.84
Volatility	20.4%	15.0%
Dividend yield	0.0%	0.0%
Term (in years)	5.0	5.0
Estimated time to M&A (in years)	1.00	1.00
Risk-free rate	1.03%	1.15%

The change in the fair value of the derivative warrant liabilities, measured using Level 3 inputs, for the three months ended September 30, 2021 and for the period from January 22, 2021 (inception) through September 30, 2021 is summarized as follows:

Derivative warrant liabilities at January 22, 2021 (inception)	$-
Issuance of Public and Private Warrants	15,817,830
Change in fair value of derivative warrant liabilities	(47,040)
Derivative warrant liabilities at March 31, 2021	$15,770,790
Transfer of Public Warrants to Level 1	(8,174,650)
Change in fair value of derivative warrant liabilities	(769,880)
Derivative warrant liabilities at June 30, 2021	$6,826,260
Change in fair value of derivative warrant liabilities	(1,693,730)
Derivative warrant liabilities at September 30, 2021	$5,132,530

FIRST RESERVE SUSTAINABLE GROWTH CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 10—Subsequent Events

Management has evaluated subsequent events and transactions that occurred after the balance sheet date through the date the financial statements were issued. Based upon this review the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.

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

Liquidity and Going Concern

As of September 30, 2021, the Company had approximately $1.3 million in its operating bank account and working capital deficit of approximately $3.0 million.

Our liquidity needs to date have been satisfied through a payment of $66,000 from the Sponsor to cover for certain offering costs in exchange for issuance of the Founder Shares (as defined in Note 4), the loan under the Note (as defined in Note 4) of approximately $300,000 and the net proceeds from the consummation of the Private Placement not held in the Trust Account. We fully repaid the Note on March 9, 2021. In addition, in order to finance transaction costs in connection with an Initial Business Combination, the Company’s officers, directors and initial stockholders may, but are not obligated to, provide the Company Working Capital Loans (see Note 4). As of September 30, 2021, there were no amounts outstanding under any Working Capital Loans.

Until the consummation of a Business Combination, we will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination. We will need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. Our officers, directors and Sponsor may, but are not obligated to, loan us funds from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the our working capital needs. Accordingly, we may not be able to obtain additional financing. If we is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses.

We cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern until the earlier of the consummation of the Business Combination or one year from the date the financials were issued. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Management continues to evaluate the impact of the COVID-19 pandemic, and the emergence of new variant strains of COVID-19, on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on our financial position, results of our operations and/or search for a target company, the specific impact is not readily determinable as of the date of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

Our entire activity since inception up to September 30, 2021 was in preparation for our formation, the Initial Public Offering and, since the closing of the Initial Public Offering, the search for our Initial Business Combination candidate. We will not be generating any operating revenues until the closing and completion of our Initial Business Combination.

For the three months ended September 30, 2021, we had net loss of approximately $1.4 million, which consisted of a gain from the change in fair value of derivative warrant liabilities of approximately $3.5 million and income from investments held in Trust Account for approximately $3,000, offset by loss from operations of approximately $4.9 million.  The loss from operations is comprised of approximately $4.8 million of general and administrative expenses, and approximately $50,000 of franchise tax expense.

For the period from January 22, 2021 (Inception) through September 30, 2021, we had net loss of approximately $130,000, which consisted of a gain from the change in fair value of derivative warrant liabilities of approximately $6.1 million and income from investments held in Trust Account for approximately $7,000, offset by loss from operations of approximately $5.7 million and offering costs associated with derivative warrant liabilities of approximately $487,000.  The loss from operations is comprised of approximately $5.6 million of general and administrative expenses, and approximately $136,000 of franchise tax expense.

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

Critical Accounting Policies

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, 22,243,955 shares of Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount. The change in the carrying value of redeemable shares of Class A common stock resulted in charges against additional paid-in capital and accumulated deficit.

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

The 5,560,989 warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the 5,132,527 Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised. The fair value of the Public Warrants as of September 30, 2021 is based on observable listed prices for such warrants. The fair value of the Private Placement Warrants has been estimated using a Monte Carlo simulation.

Net Income (Loss) Per Common Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” We have two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per common share is calculated by dividing the net income (loss) by the weighted average shares of common stock outstanding for the respective period.

The calculation of diluted net income (loss) does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the Over-allotment) and the private placement warrants to purchase an aggregate of 10,693,516 shares of Class A common stock in the calculation of diluted income (loss) per share, because their inclusion would be anti-dilutive under the treasury stock method.  As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three and nine months ended September 30, 2021. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities are expensed as incurred, presented as non-operating expenses in the statement of operations. Offering costs associated with the Class A common stock issued were charged against the carrying value of the shares of Class A common stock upon the completion of the Initial Public Offering. Deferred underwriting commissions are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. We adopted ASU 2020-06 at inception using the modified retrospective method for transition. Adoption of the ASU did not impact our financial position, results of operations or cash flows.

Our management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material impact on our financial statements.

Off-Balance Sheet Arrangements

As of September 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 3.Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Item 10(f) of Regulation S-K and are not required to provide the information otherwise required under this item.

Item 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of September 30, 2021, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex financial instruments issued by the Company was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s balance sheet as of March 9, 2021 and its interim financial statements for the quarters ended March 31, 2021 and June 30, 2021. Additionally, this material weakness could result in a misstatement of the warrant liability, Class A common stock and related accounts and disclosures that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except for the below:

The Chief Executive Officer and Chief Financial Officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for certain complex features of the Class A common stock and warrants. The Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.

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

As a result, included on our condensed balance sheet as of September 30, 2021 contained elsewhere in this Quarterly Report are derivative liabilities related to embedded features contained within our warrants. ASC 815, Derivatives and Hedging, provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors, that are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material. The impact of changes in fair value on earnings may have an adverse effect on the market price of our securities.

We identified material weaknesses in our internal control over financial reporting as of March 9, 2021 and through the period ended September 30, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may result a material adverse effect on our ability to consummate an Initial Business Combination.

Following the issuance of the SEC Staff Statement, management identified a material weakness in our internal control over financial reporting related to the accounting for the warrants issued in connection with our Initial Public Offering. Our internal control over financial reporting did not result in the proper accounting classification of the warrants and Class A common stock subject to possible redemption, which, due to its impact on our financial statements, we determined to be a material weakness.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. Any failure to maintain internal control over our financial reporting could adversely impact our ability to report our financial position and results from operations on a timely and accurate basis, which could delay or disrupt our efforts to consummate an Initial Business Combination. If our financial statements are not filed on a timely basis, we may also be subject to sanctions or investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities. In either case, there could result a material adverse effect on our ability to consummate an Initial Business Combination. We have expanded and improved our review process for complex securities and related accounting standards and continue to evaluate other steps to remediate the material weaknesses.

In addition, as a result of such material weaknesses, the changes in accounting for our warrants and Class A common stock, and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a Business Combination.

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

In connection with the Initial Public Offering, our Sponsor had agreed to loan us an aggregate of up to $300,000 pursuant to the Note. This loan is non-interest bearing and payable on the consummation of the Initial Public Offering. As of September 30, 2021, the loan balance was $0.

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
2.1

Business Combination Agreement, dated as of August 12, 2021, by and among First Reserve Sustainable Growth Corp., EO Charging, Charge Merger Sub, Inc. and Juuce Limited (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the SEC on August 12, 2021).

10.1

Sponsor Support Agreement, dated as of August 12, 2021, by and among First Reserve Sustainable Growth Corp., First Reserve Sustainable Growth Sponsor LLC, and each other persons undersigned thereto (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on August 12, 2021).

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

Dated: November 22, 2021	FIRST RESERVE SUSTAINABLE GROWTH CORP.

	By:	/s/ Neil A. Wizel
	Name:	Neil A. Wizel
	Title:	Chief Executive Officer

	By:	/s/ Thomas S. Amburgey
	Name:	Thomas S. Amburgey
	Title:	Chief Financial Officer