Form 10-Q
period 2022-03-31
First Reserve Sustainable Growth Corp.
filed 2022-05-16
CIK 1842883

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from      to

Commission File Number: 001-40169

First Reserve Sustainable Growth Corp.

(Exact name of registrant as specified in its charter)

Delaware	86-1662498
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

262 Harbor Drive, Third Floor, Stamford, CT	06902
(Address of principal executive offices)	(Zip Code)

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

As of May 12, 2022, 22,243,955 shares of Class A common stock, par value $0.0001 per share, and 5,560,989 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

FIRST RESERVE SUSTAINABLE GROWTH CORP.

Quarterly Report on Form 10-Q

Table of Contents

		Page
PART I. FINANCIAL INFORMATION		3

Item 1.	Condensed Financial Statements (Unaudited)	3

	Condensed Balance Sheet as of March 31, 2022 (Unaudited) and December 31, 2021	3

	Condensed Statements of Operations for the Three Months Ended March 31, 2022 and for the Period from January 22, 2021 (Inception) Through March 31, 2021 (Unaudited)	4

	Condensed Statements of Changes in Stockholders’ Deficit for the Three Months Ended March 31, 2022 and for the Period from January 22, 2021 (Inception) Through March 31, 2021 (Unaudited)	5

	Condensed Statements of Cash Flows for the Three Months Ended March 31, 2022 and for the Period from January 22, 2021 (Inception) Through March 31, 2021 (Unaudited)	6

	Notes to Unaudited Condensed Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27

Item 4.	Controls and Procedures	27

PART II. OTHER INFORMATION		28

Item 1A.	Risk Factors	28

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 6.	Exhibits	30

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements (Unaudited)

FIRST RESERVE SUSTAINABLE GROWTH CORP.

CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)
Assets:
Current assets:
Cash	$787,652	$1,113,109
Prepaid expenses	529,446	672,363
Total current assets	1,317,098	1,785,472
Investments held in Trust Account	222,468,126	222,450,786
Total Assets	$223,785,224	$224,236,258

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders' Deficit:
Current liabilities:
Accounts payable	$2,184,643	$1,773,161
Accrued expenses	4,115,978	4,003,784
Franchise tax payable	50,000	166,322
Total current liabilities	6,350,621	5,943,267
Deferred underwriting commissions in connection with the initial public offering	7,785,383	7,785,383
Derivative warrant liabilities	3,366,320	8,820,010
Total liabilities	17,502,324	22,548,660

Commitments and Contingencies (Note 5)

Class A common stock subject to possible redemption, $0.0001 par value; 22,243,955 shares at redemption value of $10.00 per share as of March 31, 2022 and December 31, 2021	222,439,550	222,439,550

Stockholders' Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding as of March 31, 2022 and December 31, 2021	—	—
Class A common stock, $0.0001 par value; 250,000,000 shares authorized; no non-redeemable shares issued or outstanding as of March 31, 2022 and December 31, 2021	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 5,560,989 shares issued and outstanding as of March 31, 2022 and December 31, 2021	556	556
Additional paid-in capital	—	—
Accumulated deficit	(16,157,206)	(20,752,508)
Total stockholders' deficit	(16,156,650)	(20,751,952)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders' Deficit	$223,785,224	$224,236,258

The accompanying notes are an integral part of these unaudited condensed financial statements.

FIRST RESERVE SUSTAINABLE GROWTH CORP.

CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	For The Three Months Ended March 31, 2022	For the Period from January 22, 2021 (Inception) Through March 31, 2021

General and administrative expenses	$825,728	$110,887
Franchise tax expenses	50,000	36,762
Loss from operations	(875,728)	(147,649)
Other income (expenses):
Change in fair value of derivative warrant liabilities	5,453,690	47,040
Offering costs associated with derivative warrant liabilities	—	(487,468)
Income from investments held in Trust Account	17,340	557
Income (loss) before income taxes	4,595,302	(587,520)
Net income (loss)	$4,595,302	$(587,520)

Weighted average shares outstanding of Class A common stock, basic and diluted	22,243,955	7,414,652
Basic and diluted net income (loss) per share, Class A common stock	$0.17	$(0.05)
Weighted average shares outstanding of Class B common stock, basic and diluted	5,560,989	5,186,996
Basic and diluted net income (loss) per share, Class B common stock	$0.17	$(0.05)

The accompanying notes are an integral part of these unaudited condensed financial statements.

FIRST RESERVE SUSTAINABLE GROWTH CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For The Three Months Ended March 31, 2022 (Unaudited)

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - January 1, 2022	—	$—	5,560,989	$556	$—	$(20,752,508)	$(20,751,952)
Net income	—	—	—	—	—	4,595,302	4,595,302
Balance - March 31, 2022	—	$—	5,560,989	$556	$—	$(16,157,206)	$(16,156,650)

For the Period from January 22, 2021 (Inception) through March 31, 2021 (Unaudited)

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - January 22, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor	—	—	5,750,000	575	24,425	—	25,000
Remeasurement of Class A common stock subject to possible redemption amount	—	—	—	—	(24,425)	(20,442,204)	(20,466,629)
Net loss	—	—	—	—	—	(587,520)	(587,520)
Balance - March 31, 2021	—	$—	5,750,000	$575	$—	$(21,029,724)	$(21,029,149)

The accompanying notes are an integral part of these unaudited condensed financial statements.

FIRST RESERVE SUSTAINABLE GROWTH CORP.

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	For The Three Months Ended March 31, 2022	For the Period from January 22, 2021 (Inception) Through March 31, 2021
Cash Flows from Operating Activities:
Net income (loss)	$4,595,302	$(587,520)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
General and administrative expenses paid by related party under note payable	—	682
General and administrative expenses paid by related party in exchange for issuance of Class B common stock	—	4,001
Offering costs associated with derivative warrant liabilities	—	487,468
Income from investments held in Trust Account	(17,340)	(557)
Change in fair value of derivative warrant liabilities	(5,453,690)	(47,040)
Changes in operating assets and liabilities:
Prepaid expenses	142,917	(1,118,963)
Accounts payable	411,482	16,903
Accrued expenses	112,194	4,833
Franchise tax payable	(116,322)	36,762
Net cash used in operating activities	(325,457)	(1,203,431)

Cash Flows from Investing Activities
Cash deposited in Trust Account	—	(222,439,550)
Net cash used in investing activities	—	(222,439,550)

Cash Flows from Financing Activities:
Repayment of note payable to related party	—	(65,775)
Proceeds received from initial public offering, gross	—	222,439,550
Proceeds received from private placement	—	7,698,790
Offering costs paid	—	(4,483,581)
Net cash provided by financing activities	—	225,588,984

Net change in cash	(325,457)	1,946,003

Cash - beginning of the period	1,113,109	—
Cash - end of the period	$787,652	$1,946,003

Supplemental disclosure of noncash financing activities:
Offering costs paid by Sponsor in exchange for issuance of Class B common stock	$—	$21,000
Offering costs included in accrued expenses	$—	$435,000
Offering costs included in accounts payable	$—	$45,000
Offering costs paid by related party under note payable	$—	$65,094
Deferred underwriting commissions in connection with the initial public offering	$—	$7,785,384

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

As of March 31, 2022, the Company had not commenced any operations. All activity for the period from January 22, 2021 (inception) through March 31, 2022 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, as well as the identification and evaluation of prospective acquisition targets for an Initial Business Combination and ongoing administrative and compliance matters. The Company will not generate any operating revenues until after completion of its Initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest and other income on investments of the proceeds derived from the Initial Public Offering. The Company has selected December 31st as its fiscal year end.

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

Refer to the Company’s Current Reports on Form 8-K, filed with the SEC on August 12, 2021 and March 17, 2022, for more information.

Going Concern and Management’s Plan

As of March 31, 2022, the Company had approximately $0.8 million in its operating bank account and working capital deficit of approximately $5.0 million (which excludes approximately $50,000 in franchise tax expenses).

The Company’s liquidity needs to date have been satisfied through a payment of $66,000 from the Sponsor to cover for certain offering costs in exchange for issuance of the Founder Shares (as defined in Note 4), the loan under the Note (as defined in Note 4) of approximately $300,000 and the net proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the Note on March 9, 2021. In addition, in order to finance transaction costs in connection with an Initial Business Combination, the Company’s officers, directors and initial stockholders may, but are not obligated to, provide the Company Working Capital Loans (see Note 4). As of March 31, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loans.

Until the consummation of an Initial Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Initial Business Combination. The Company will need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses.

The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern until the earlier of the consummation of the Initial Business Combination or one year from the date the financials were issued. These condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

In connection with the Company’s assessment of going concern considerations  in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the liquidity needs, mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after March 9, 2023. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern. The Company intends to complete a Business Combination before the mandatory liquidation date. Over this time period, the Company will be using the funds outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 global pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2-Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected through December 31, 2022.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 31, 2022. The financial information as of December 31, 2021, is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 31, 2022.

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

This may make comparison of the Company's condensed financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. As of March 31, 2022 and December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of March 31, 2022 and December 31, 2021.

Financial instruments that potentially subject the Company to concentrations of credit risk also consist of investment accounts in a financial institution (Trust Account), which, exceeds the SIPC insurance coverage of $500,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Investments Held in the Trust Account

The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, or a combination thereof. The Company’s investments held in the Trust Account are classified as marketable securities. Marketable securities are presented on the condensed balance sheets at fair value at the end of each reporting period. Trading securities and investments in money market funds are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income on investments held in the Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, excluding the derivative warrant liabilities, which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements” equal or approximate the carrying amounts represented in the condensed balance sheets.

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

The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

•	Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;

•

Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•

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

The 5,560,989 warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the 5,132,527 Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised. The fair value of the Public Warrants as of March 31, 2022 and December 31, 2021 is based on observable listed prices for such warrants. The fair value of the Private Placement Warrants is estimated using a Monte Carlo simulation. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, 22,243,955 shares of Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of the Class A common stock subject to possible redemption to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the remeasurement from initial book value to redemption amount. The change in the carrying value of redeemable shares of Class A common stock resulted in charges against additional paid-in capital and accumulated deficit.

Net Income (Loss) Per Common Share

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

The calculation of diluted net income (loss) does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the Over-allotment) and the private placement warrants to purchase an aggregate of 10,693,516 shares of Class A common stock in the calculation of diluted loss per share, because their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three months ended March 31, 2022 and for the period from January 22, 2021 (inception) through March 31, 2021. Remeasurement associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share of common stock:

	For The Three Months Ended March 31, 2022		For the Period from January 22, 2021 (Inception) Through March 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common stock:
Numerator:
Allocation of net income (loss)	$3,676,242	$919,060	$(345,689)	$(241,831)

Denominator:
Basic and diluted weighted average common stock outstanding	22,243,955	5,560,989	7,414,652	5,186,996

Basic and diluted net income (loss) per common stock	$0.17	$0.17	$(0.05)	$(0.05)

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2022 and December 31, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Recent Accounting Standards

The Company’s management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed financial statements.

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

In addition, in order to finance transaction costs in connection with an Initial Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes an Initial Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that an Initial Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of an Initial Business Combination or, at the lenders’ discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Initial Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of March 31, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.

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

Consulting fees

The Company has agreements with third party consultants to provide certain advisory services to the Company relating to identification of and negotiation with potential targets, assistance with due diligence, marketing, financial analyses and investor relations, pursuant to which the consultants have agreed to defer their fees and have payment of such fees to be solely contingent on the Company closing an Initial Business Combination. As of March 31, 2022 and December 31, 2021, the Company has incurred approximately $107,000 in contingent fees pursuant to these agreements. The Company will recognize an expense for these services when the performance trigger is considered probable, which in this case will occur upon closing of an Initial Business Combination.

Note 6-Class A Common Stock Subject to Possible Redemption

The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 250,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holder of the Company’s Class A common stock are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were 22,243,955 shares of Class A common stock outstanding, all of which were subject to possible redemption.

The Class A common stock subject to possible redemption reflected on the condensed balance sheets are reconciled on the following table:

Gross proceeds	$222,439,550
Less:
Fair value of Public Warrants at issuance	(8,119,040)
Offering costs allocated to Class A common stock subject to possible redemption	(12,347,589)
Plus:
Remeasurement on Class A common stock subject to possible redemption amount	20,466,629
Class A common stock subject to possible redemption	$222,439,550

Note 7-Stockholders’ Deficit

Preferred Stock - The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock - The Company is authorized to issue 250,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of March 31, 2022 and December 31, 2021, there were 22,243,955 shares of Class A common stock outstanding. All shares of Class A common stock subject to possible redemption have been classified as temporary equity (see Note 6).

Class B Common Stock - The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of March 31, 2022 and December 31, 2021, there were 5,560,989 shares of Class B common stock issued and outstanding (see Note 4).

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

Note 8-Warrants

As of March 31, 2022 and December 31, 2021, the Company had 5,560,989 Public Warrants and the 5,132,527 Private Placement Warrants outstanding.

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

Note 9-Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

March 31, 2022
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - money market fund	$222,468,126	$—	$—
Liabilities:
Derivative warrant liabilities - Public warrants	$1,723,910	$—	$—
Derivative warrant liabilities - Private placement warrants	$—	$—	$1,642,410

December 31, 2021
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - money market fund	$222,450,786	$—	$—
Liabilities:
Derivative warrant liabilities - Public warrants	$4,560,010	$—	$—
Derivative warrant liabilities - Private placement warrants	$—	$—	$4,260,000

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants was transferred from a Level 3 measurement to a Level 1 measurement in April 2021, when the Public Warrants were separately listed and traded in an active market. There were no other transfers to/from Levels 1, 2, and 3 during the three months ended March 31, 2022 or the period from January 22, 2021 (inception) through December 31, 2021.

For periods where no observable traded price is available, the Company utilized a Monte Carlo simulation to estimate the initial fair value of the Public and Private Placement Warrants. For periods subsequent to the detachment of the Public Warrants from the Units in April 2021, the fair value of the Public Warrants is based on the observable listed price for such warrants. For the three months ended March 31, 2022 and for the period from January 22, 2021 (inception) through March 31, 2021, the Company recognized a gain resulting from changes in the fair value of derivative warrant liabilities of approximately $5.5 million and $47,000, respectively, which is presented in the accompanying condensed statements of operations.

The estimated fair value of the Public Warrants, prior to the Public Warrants being traded in an active market, was determined using Level 3 inputs. The estimated fair value of the Private Placement Warrants are determined using Level 3 inputs. Inherent in a Monte Carlo simulation are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock warrants based on implied volatility from the Company’s traded warrants and from historical volatility of select peer company’s common stock that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	March 31, 2022	December 31, 2021
Exercise price	$11.50	$11.50
Stock price	$9.75	$9.90
Volatility	4.0%	12.0%
Dividend yield	0.0%	0.0%
Term (in years)	5.0	5.0
Estimated time to M&A (in years)	1.00	1.00
Risk-free rate	2.41%	1.35%

The change in the fair value of the derivative warrant liabilities, measured using Level 3 inputs, for the period from January 22, 2021 (inception) through March 31, 2021 and for the three months ended March 31, 2022 is summarized as follows:

Derivative warrant liabilities at January 1, 2022	$4,260,000
Change in fair value of derivative warrant liabilities	(2,617,590)
Derivative warrant liabilities at March 31, 2022	$1,642,410

Derivative warrant liabilities at January 22, 2021 (inception)	$—
Issuance of Public and Private Warrants	15,817,830
Change in fair value of derivative warrant liabilities	(47,040)
Derivative warrant liabilities at March 31, 2021	$15,770,790

Note 10-Subsequent Events

Management has evaluated subsequent events and transactions that occurred after the balance sheet date through the date the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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

Sponsor and Financing

Our sponsor is First Reserve Sustainable Growth Sponsor LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on March 4, 2021. On March 9, 2021, we consummated our initial public offering (the “Initial Public Offering”) of 22,243,955 units (the “Units” and, with respect to the Class A common stock included in the Units being offered, the “Public Shares”), including the partial exercise of the underwriters’ option to purchase 2,243,955 additional Units (the “Over-Allotment Units”), at $10.00 per Unit, generating gross proceeds of approximately $222.4 million, and incurring offering costs of approximately $12.8 million, of which approximately $7.8 million was for deferred underwriting commissions.

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

Going Concern Consideration

As of March 31, 2022, the Company had approximately $0.8 million in its operating bank account and working capital deficit of approximately $5.0 million (which excludes approximately $50,000 in franchise tax expenses).

Our liquidity needs to date have been satisfied through a payment of $66,000 from the Sponsor to cover for certain offering costs in exchange for issuance of the Founder Shares (as defined in Note 4), the loan under the Note (as defined in Note 4) of approximately $300,000 and the net proceeds from the consummation of the Private Placement not held in the Trust Account. We fully repaid the Note on March 9, 2021. In addition, in order to finance transaction costs in connection with an Initial Business Combination, the Company’s officers, directors and initial stockholders may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of March 31, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loans.

Until the consummation of the Initial Business Combination, we will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Initial Business Combination. We will need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. Our officers, directors and Sponsor may, but are not obligated to, loan us funds from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet our working capital needs. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses.

We cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern until the earlier of the consummation of the Initial Business Combination or one year from the date the financials were issued. These condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

In connection with our assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” we have determined that the liquidity needs, mandatory liquidation and subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after March 9, 2023. The financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern. We intend to complete an Initial Business Combination before the mandatory liquidation date. Over this time period, we will be using the funds outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective Initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Initial Business Combination.

Management continues to evaluate the impact of the COVID-19 pandemic, and the emergence of new variant strains of COVID-19, on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on our financial position, results of our operations and/or search for a target company, the specific impact is not readily determinable as of the date of the condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In addition to COVID-19 impacts, other macroeconomic concerns, such as a rising interest rate environment or inflation, may make it more difficult or hinder the Company’s ability to secure any additional financing necessary to consummate an Initial Business Combination.

Results of Operations

Our entire activity since inception up to March 31, 2022 was in preparation for our formation, the Initial Public Offering and, since the closing of the Initial Public Offering, the search for our Initial Business Combination candidate. We will not be generating any operating revenues until the closing and completion of our Initial Business Combination, at the earliest.

For the three months ended March 31, 2022, we had net income of approximately $4.6 million, which consisted of non-operating gain from the change in fair value of derivative warrant liabilities of approximately $5.5 million and income from investments held in trust of approximately $17,000; offset by general and administrative expenses of approximately $826,000 and franchise tax expense of $50,000.

For the period from January 22, 2021 (Inception) through March 31, 2021, we had net loss of approximately $588,000, which consisted of a loss from operations of approximately $148,000, approximately $487,000 in offering costs associated with derivative warrant liabilities, partially offset by approximately $47,000 non-operating gain resulting from the change in fair value of derivative warrant liabilities, and approximately $1,000 of income from investments in Trust Account.  The loss from operations was comprised of approximately $111,000 of general and administrative expenses, and approximately $37,000 of franchise tax expense.

Contractual Obligations

Registration Rights

The holders of Founder Shares, Private Placement Warrants and Warrants that may be issued upon conversion of working capital loans, if any (and any shares of Class A common stock issuable upon the exercise of the Private Placement Warrants and Warrants that may be issued upon conversion of working capital loans) were entitled to registration rights pursuant to a registration rights agreement signed upon the effective date of the Initial Public Offering. These holders of at least $25 million in value of these securities were entitled to demand that the Company file a registration statement covering such securities and to require the Company to effect up to an aggregate of three underwritten offerings of such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of an Initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

Critical Accounting Policies

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, 22,243,955 shares of Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.

We recognize changes in redemption value immediately as they occur and adjust the carrying value of the Class A common stock subject to possible redemption to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the remeasurement from initial book value to redemption amount. The change in the carrying value of redeemable shares of Class A common stock resulted in charges against additional paid-in capital and accumulated deficit.

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

The 5,560,989 warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the 5,132,527 Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised. The fair value of the Public Warrants as of March 31, 2022 and December 31, 2021 is based on observable listed prices for such warrants. The fair value of the Private Placement Warrants is estimated using a Monte Carlo simulation. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

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

The calculation of diluted net income (loss) does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the Over-allotment) and the private placement warrants to purchase an aggregate of 10,693,516 shares of Class A common stock in the calculation of diluted income (loss) per share, because their inclusion would be anti-dilutive under the treasury stock method.  As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three months ended March 31, 2022. Remeasurement associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

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

Recent Accounting Pronouncements

Our management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material impact on our condensed financial statements.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that our disclosure controls and procedures were not effective as of March 31, 2022, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex  financial instruments issued by the Company was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s balance sheet as of March 9, 2021 and its interim financial statements for the quarters ended March 31, 2021 and June 30, 2021. Additionally, this material weakness could result in a misstatement of the warrant liability, Class A common stock and related accounts and disclosures that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except for the below:

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

PART II - OTHER INFORMATION

Item 1A. Risk Factors

Except as set forth below, as of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our 2021 Annual Report on Form 10-K. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Changes in laws or regulations, or a failure to comply with any laws or regulations, may adversely affect our business, investments and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete an initial business combination, and results of operations.

On March 30, 2022, the SEC issued proposed rules relating to, among other items, enhancing disclosures in business combination transactions involving SPACs and private operating companies; amending the financial statement requirements applicable to transactions involving shell companies; effectively limiting the use of projections in SEC filings in connection with proposed business combination transactions; increasing the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940. These rules, if adopted, whether in the form proposed or in revised form, may materially adversely affect our ability to negotiate and complete our initial business combination and may increase the costs and time related thereto.

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

In connection with the Initial Public Offering, our Sponsor had agreed to loan us an aggregate of up to $300,000 pursuant to the Note. This loan is non-interest bearing and payable on the consummation of the Initial Public Offering. As of March 31, 2022, the loan balance was $0.

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
2.1

First Amendment to Business Combination Agreement, dated as of February 16, 2022, by and among First Reserve Sustainable Growth Corp., EO Charging, Charge Merger Sub, Inc. and Juuce Limited (incorporated by reference to Exhibit 2.2 of the Company’s Current Report on Form 8-K filed with the SEC on February 17, 2022).

10.1

Mutual Termination Agreement, dated as of March 16, 2022, by and between First Reserve Sustainable Growth Corp. and Juuce Limited (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on March 17, 2022).

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

Dated: May 16, 2022	FIRST RESERVE SUSTAINABLE GROWTH CORP.

	By:	/s/ Neil A. Wizel
	Name:	Neil A. Wizel
	Title:	Chief Executive Officer

	By:	/s/ Thomas S. Amburgey
	Name:	Thomas S. Amburgey
	Title:	Chief Financial Officer