Form 10-Q
period 2022-06-30
First Reserve Sustainable Growth Corp.
filed 2022-08-15
CIK 1842883

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 10, 2022, 22,243,955 shares of Class A common stock, par value $0.0001 per share, and 5,560,989 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

FIRST RESERVE SUSTAINABLE GROWTH CORP.

Quarterly Report on Form 10-Q

Table of Contents

		Page
PART I. FINANCIAL INFORMATION		3

Item 1.	Condensed Financial Statements (Unaudited)	3

	Condensed Balance Sheets as of June 30, 2022 (Unaudited) and December 31, 2021	3

	Condensed Statements of Operations for the Three and Six Months Ended June 30, 2022, for the Three Months Ended June 30, 2021 and for the Period from January 22, 2021 (Inception) Through June 30, 2021 (Unaudited)	4

	Condensed Statements of Changes in Stockholders’ Deficit for the Three and Six Months Ended June 30, 2022, for the Three Months Ended June 30, 2021 and for the Period from January 22, 2021 (Inception) Through June 30, 2021 (Unaudited)	5

	Condensed Statements of Cash Flows for the Six Months Ended June 30, 2022 and for the Period from January 22, 2021 (Inception) Through June 30, 2021 (Unaudited)	6

	Notes to Unaudited Condensed Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29

Item 4.	Controls and Procedures	29

PART II. OTHER INFORMATION		30

Item 1A.	Risk Factors	30

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30

Item 5.	Other Information	31

Item 6.	Exhibits	32

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements (Unaudited)

FIRST RESERVE SUSTAINABLE GROWTH CORP.

CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)
Assets:
Current assets:
Cash	$540,923	$1,113,109
Prepaid expenses	394,863	672,363
Total current assets	935,786	1,785,472
Investments held in Trust Account	222,778,616	222,450,786
Total Assets	$223,714,402	$224,236,258

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders' Deficit:
Current liabilities:
Accounts payable	$2,125,645	$1,773,161
Accrued expenses	4,056,724	4,003,784
Income tax payable	15,276	—
Franchise tax payable	33,571	166,322
Total current liabilities	6,231,216	5,943,267
Deferred underwriting commissions in connection with the initial public offering	7,785,383	7,785,383
Derivative warrant liabilities	1,069,350	8,820,010
Total liabilities	15,085,949	22,548,660

Commitments and Contingencies (Note 5)

Class A common stock subject to possible redemption, $0.0001 par value; 22,243,955 shares at redemption value of $10.00 per share as of June 30, 2022 and December 31, 2021	222,439,550	222,439,550

Stockholders' Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding as of June 30, 2022 and December 31, 2021	—	—
Class A common stock, $0.0001 par value; 250,000,000 shares authorized; no non-redeemable shares issued or outstanding as of June 30, 2022 and December 31, 2021	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 5,560,989 shares issued and outstanding as of June 30, 2022 and December 31, 2021	556	556
Additional paid-in capital	—	—
Accumulated deficit	(13,811,653)	(20,752,508)
Total stockholders' deficit	(13,811,097)	(20,751,952)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders' Deficit	$223,714,402	$224,236,258

The accompanying notes are an integral part of these unaudited condensed financial statements.

FIRST RESERVE SUSTAINABLE GROWTH CORP.

CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	For The Three Months Ended June 30,		For The Six Months Ended	For the Period from January 22, 2021 (Inception) Through
	2022	2021	June 30, 2022	June 30, 2021

General and administrative expenses	$196,631	$637,167	$1,022,359	$748,054
Franchise tax expenses	50,000	49,315	100,000	86,077
Loss from operations	(246,631)	(686,482)	(1,122,359)	(834,131)
Other income (expenses):
Change in fair value of derivative warrant liabilities	2,296,970	2,549,390	7,750,660	2,596,430
Offering costs associated with derivative warrant liabilities	—	—	—	(487,468)
Income from investments held in Trust Account	310,490	3,381	327,830	3,938
Income before income taxes	2,360,829	1,866,289	6,956,131	1,278,769
Income tax expense	(15,276)	—	(15,276)	—
Net income	$2,345,553	$1,866,289	$6,940,855	$1,278,769

Weighted average shares outstanding of Class A common stock, basic and diluted	22,243,955	22,243,955	22,243,955	15,848,818
Basic and diluted net income per share, Class A common stock	$0.08	$0.07	$0.25	$0.06
Weighted average shares outstanding of Class B common stock, basic and diluted	5,560,989	5,409,365	5,560,989	5,313,468
Basic and diluted net income per share, Class B common stock	$0.08	$0.07	$0.25	$0.06

The accompanying notes are an integral part of these unaudited condensed financial statements.

FIRST RESERVE SUSTAINABLE GROWTH CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For The Three and Six Months Ended June 30, 2022 (Unaudited)

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	—	$—	5,560,989	$556	$—	$(20,752,508)	$(20,751,952)
Net income	—	—	—	—	—	4,595,302	4,595,302
Balance - March 31, 2022	—	—	5,560,989	556	—	(16,157,206)	(16,156,650)
Net income	—	—	—	—	—	2,345,553	2,345,553
Balance - June 30, 2022	—	$—	5,560,989	$556	$—	$(13,811,653)	$(13,811,097)

For the Three Months Ended June 30, 2021 and for the Period from January 22, 2021 (Inception) through June 30, 2021 (Unaudited)

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - January 22, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor	—	—	5,750,000	575	24,425	—	25,000
Accretion of Class A common stock subject to possible redemption amount	—	—	—	—	(24,425)	(20,442,204)	(20,466,629)
Net loss	—	—	—	—	—	(587,520)	(587,520)
Balance - March 31, 2021	—	—	5,750,000	575	—	(21,029,724)	(21,029,149)
Forfeiture of Class B common stock	—	—	(189,011)	(19)	19	—	—
Subsequent measurement of Class A common stock subject to redemption against additional paid-in capital	—	—	—	—	(19)	19	—
Net Income	—	—	—	—	—	1,866,289	1,866,289
Balance - June 30, 2021	—	$—	5,560,989	$556	$—	$(19,163,416)	$(19,162,860)

The accompanying notes are an integral part of these unaudited condensed financial statements.

FIRST RESERVE SUSTAINABLE GROWTH CORP.

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	For The Six Months Ended June 30, 2022	For the Period from January 22, 2021 (Inception) Through June 30, 2021
Cash Flows from Operating Activities:
Net income	$6,940,855	$1,278,769
Adjustments to reconcile net income to net cash used in operating activities:
General and administrative expenses paid by related party under note payable	—	681
General and administrative expenses paid by related party in exchange for issuance of Class B common stock	—	3,982
Offering costs associated with derivative warrant liabilities	—	487,468
Income from investments held in Trust Account	(327,830)	(3,938)
Change in fair value of derivative warrant liabilities	(7,750,660)	(2,596,430)
Changes in operating assets and liabilities:
Prepaid expenses	277,499	(975,213)
Accounts payable	352,484	5,000
Accrued expenses	52,941	30,833
Income tax payable	15,276	—
Franchise tax payable	(132,751)	86,077
Net cash used in operating activities	(572,186)	(1,682,771)

Cash Flows from Investing Activities
Cash deposited in Trust Account	—	(222,439,550)
Net cash used in investing activities	—	(222,439,550)

Cash Flows from Financing Activities:
Repayment of note payable to related party	—	(65,775)
Proceeds received from initial public offering, gross	—	222,439,569
Proceeds received from private placement	—	7,698,790
Offering costs paid	—	(4,546,080)
Net cash provided by financing activities	—	225,526,504

Net change in cash	(572,186)	1,404,183

Cash - beginning of the period	1,113,109	—
Cash - end of the period	$540,923	$1,404,183

Supplemental disclosure of noncash financing activities:
Offering costs paid by Sponsor in exchange for issuance of Class B common stock	$—	$21,000
Offering costs included in accrued expenses	$—	$417,500
Offering costs paid by related party under note payable	$—	$65,094
Deferred underwriting commissions in connection with the initial public offering	$—	$7,785,384

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

As of June 30, 2022, the Company had not commenced any operations. All activity for the period from January 22, 2021 (inception) through June 30, 2022 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, as well as the identification and evaluation of prospective acquisition targets for an Initial Business Combination and ongoing administrative and compliance matters. The Company will not generate any operating revenues until after completion of its Initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest and other income on investments of the proceeds derived from the Initial Public Offering. The Company has selected December 31st as its fiscal year end.

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

FIRST RESERVE SUSTAINABLE GROWTH CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

FIRST RESERVE SUSTAINABLE GROWTH CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

Refer to the Company’s Current Reports on Form 8-K, filed with the SEC on August 12, 2021 and March 17, 2022, for more information.

Going Concern and Management’s Plan

As of June 30, 2022, the Company had approximately $0.5 million in its operating bank account and working capital deficit of approximately $5.2 million (which excludes approximately $34,000 in franchise tax expenses and approximately $15,000 in income tax expenses).

The Company’s liquidity needs to date have been satisfied through a payment of $66,000 from the Sponsor to cover for certain offering costs in exchange for issuance of the Founder Shares (as defined in Note 4), the loan under the Note (as defined in Note 4) of approximately $300,000 and the net proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the Note on March 9, 2021. In addition, in order to finance transaction costs in connection with an Initial Business Combination, the Company’s officers, directors and initial stockholders may, but are not obligated to, provide the Company Working Capital Loans (see Note 4). As of June 30, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loans.

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

FIRST RESERVE SUSTAINABLE GROWTH CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

Note 2-Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected through December 31, 2022.

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

FIRST RESERVE SUSTAINABLE GROWTH CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. As of June 30, 2022 and December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of June 30, 2022 and December 31, 2021.

Financial instruments that potentially subject the Company to concentrations of credit risk also consist of investment accounts in a financial institution (Trust Account), which, exceeds the SIPC insurance coverage of $500,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Investments Held in the Trust Account

The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, or a combination thereof, the Company’s investments held in the Trust Account are classified as marketable securities. Marketable securities are presented on the condensed balance sheets at fair value at the end of each reporting period. Trading securities and investments in money market funds are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income on investments held in the Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, excluding the derivative warrant liabilities, which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements,” equal or approximate the carrying amounts represented in the condensed balance sheets.

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

FIRST RESERVE SUSTAINABLE GROWTH CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

The 5,560,989 warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the 5,132,527 Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised. The fair value of the Public Warrants as of June 30, 2022 and December 31, 2021 is based on observable listed prices for such warrants. The fair value of the Private Placement Warrants is estimated using a Monte Carlo simulation. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

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

FIRST RESERVE SUSTAINABLE GROWTH CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

Net Income Per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net income per common share is calculated by dividing the net income by the weighted average shares of common stock outstanding for the respective period.

The calculation of diluted net income does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the Over-allotment) and the private placement warrants to purchase an aggregate of 10,693,516 shares of Class A common stock in the calculation of diluted income per share, because their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income per share is the same as basic net income per share for the three and six months ended June 30, 2022, the three months ended June 30, 2021 and for the period from January 22, 2021 (inception) through June 30, 2021. Remeasurement associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

FIRST RESERVE SUSTAINABLE GROWTH CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share of common stock:

	For The Three Months Ended June 30,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per common stock:
Numerator:
Allocation of net income	$1,876,442	$469,111	$1,501,218	$365,071

Denominator:
Basic and diluted weighted average common stock outstanding	22,243,955	5,560,989	22,243,955	5,409,365

Basic and diluted net income per common stock	$0.08	$0.08	$0.07	$0.07

	For The Six Months Ended June 30, 2022		For The Period From January 22, 2021 (Inception) Through June 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per common stock:
Numerator:
Allocation of net income	$5,552,684	$1,388,171	$957,693	$321,076

Denominator:
Basic and diluted weighted average common stock outstanding	22,243,955	5,560,989	15,848,818	5,313,468

Basic and diluted net income per common stock	$0.25	$0.25	$0.06	$0.06

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2022 and December 31, 2021. The Company recognizes accrued interest and

FIRST RESERVE SUSTAINABLE GROWTH CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The Company’s effective tax rate was 0.65% and 0.22% for the three and six months ended June 30, 2022, respectively, and 0.00% for the three months ended June 30, 2021 and the period from January 22, 2021 (inception) through June 30, 2021. The effective tax rate differs from the statutory tax rate of 21% for the three and six months ended June 30, 2022, the three months ended June 30, 2021 and the period from January 22, 2021 (inception) through June 30, 2021 due to the valuation allowance on the deferred tax assets.

Recent Accounting Standards

In June 2022, the FASB issued ASU 2022-03, ASC Subtopic 820 “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. The ASU amends ASC 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The ASU applies to both holders and issuers of equity and equity-linked securities measured at fair value. The amendments in this ASU are effective for the Company in fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company is still evaluating the impact of this pronouncement on the condensed financial statements.

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

FIRST RESERVE SUSTAINABLE GROWTH CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

In addition, in order to finance transaction costs in connection with an Initial Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes an Initial Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that an Initial Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of an Initial Business Combination or, at the lenders’ discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Initial Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of June 30, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.

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

FIRST RESERVE SUSTAINABLE GROWTH CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

Consulting fees

The Company has agreements with third party consultants to provide certain advisory services to the Company relating to identification of and negotiation with potential targets, assistance with due diligence, marketing, financial analyses and investor relations, pursuant to which the consultants have agreed to defer their fees and have payment of such fees to be solely contingent on the Company closing an Initial Business Combination. As of June 30, 2022 and December 31, 2021, the Company has incurred approximately $107,000 in contingent fees pursuant to these agreements. The Company will recognize an expense for these services when the performance trigger is considered probable, which in this case will occur upon closing of an Initial Business Combination.

Note 6-Class A Common Stock Subject to Possible Redemption

The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 250,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were 22,243,955 shares of Class A common stock outstanding, all of which were subject to possible redemption.

The Class A common stock subject to possible redemption reflected on the condensed balance sheets are reconciled on the following table:

Gross proceeds	$222,439,550
Less:
Fair value of Public Warrants at issuance	(8,119,040)
Offering costs allocated to Class A common stock subject to possible redemption	(12,347,589)
Plus:
Remeasurement of Class A common stock subject to possible redemption amount	20,466,629
Class A common stock subject to possible redemption	$222,439,550

Note 7-Stockholders’ Deficit

Preferred Stock - The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

FIRST RESERVE SUSTAINABLE GROWTH CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

Class A Common Stock - The Company is authorized to issue 250,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021, there were 22,243,955 shares of Class A common stock outstanding. All shares of Class A common stock subject to possible redemption have been classified as temporary equity (see Note 6).

Class B Common Stock - The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021, there were 5,560,989 shares of Class B common stock issued and outstanding (see Note 4).

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

Note 8-Warrants

As of June 30, 2022 and December 31, 2021, the Company had 5,560,989 Public Warrants and the 5,132,527 Private Placement Warrants outstanding.

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

FIRST RESERVE SUSTAINABLE GROWTH CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

FIRST RESERVE SUSTAINABLE GROWTH CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

Note 9-Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

June 30, 2022
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - money market fund	$222,778,616	$—	$—
Liabilities:
Derivative warrant liabilities - Public warrants	$556,100	$—	$—
Derivative warrant liabilities - Private placement warrants	$—	$—	$513,250

FIRST RESERVE SUSTAINABLE GROWTH CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

December 31, 2021
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - money market fund	$222,450,786	$—	$—
Liabilities:
Derivative warrant liabilities - Public warrants	$4,560,010	$—	$—
Derivative warrant liabilities - Private placement warrants	$—	$—	$4,260,000

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants was transferred from a Level 3 measurement to a Level 1 measurement in April 2021, when the Public Warrants were separately listed and traded in an active market. There were no other transfers to/from Levels 1, 2, and 3 during the six months ended June 30, 2022 or the period from January 22, 2021 (inception) through December 31, 2021.

For periods where no observable traded price is available, the Company utilized a Monte Carlo simulation to estimate the initial fair value of the Public and Private Placement Warrants. For periods subsequent to the detachment of the Public Warrants from the Units in April 2021, the fair value of the Public Warrants is based on the observable listed price for such warrants. For the three months ended June 30, 2022 and 2021, the Company recognized a gain/(loss) resulting from changes in the fair value of derivative warrant liabilities of approximately $2.3 million and $2.5 million, respectively, which is presented in the accompanying condensed statements of operations. For the six months ended June 30, 2022 and for the period from January 22, 2021 (inception) through June 30, 2021, the Company recognized a gain/(loss) resulting from changes in the fair value of derivative warrant liabilities of approximately $7.8 million and $2.6 million, respectively, which is presented in the accompanying condensed statements of operations.

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

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	June 30, 2022	December 31, 2021
Exercise price	$11.50	$11.50
Stock price	$9.77	$9.90
Volatility	3.0%	12.0%
Dividend yield	0.0%	0.0%
Term (in years)	5.0	5.0
Estimated time to M&A (in years)	0.67	1.00
Risk-free rate	3.02%	1.35%

FIRST RESERVE SUSTAINABLE GROWTH CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

The changes in the fair value of the derivative warrant liabilities, measured using Level 3 inputs, for the period from January 22, 2021 (inception) through June 30, 2021 and for the six months ended June 30, 2022 are summarized as follows:

Derivative warrant liabilities at January 1, 2022	$4,260,000
Change in fair value of derivative warrant liabilities	(2,617,590)
Derivative warrant liabilities at March 31, 2022	1,642,410
Change in fair value of derivative warrant liabilities	(1,129,160)
Derivative warrant liabilities at June 30, 2022	$513,250

Derivative warrant liabilities at January 22, 2021 (inception)	$—
Issuance of Public and Private Warrants	15,817,830
Change in fair value of derivative warrant liabilities	(47,040)
Derivative warrant liabilities at March 31, 2021	$15,770,790
Transfer of Public Warrants to Level 1	(8,174,650)
Change in fair value of derivative warrant liabilities	(769,880)
Derivative warrant liabilities at June 30, 2021	$6,826,260

Note 10-Subsequent Events

On August 8, 2022, the Company and Goldman Sachs & Co. LLC (“Goldman Sachs”), one of the underwriters in the Company’s Initial Public Offering, entered into an agreement pursuant to which Goldman Sachs waived all rights to its pro rata share of the Deferred Discount (as defined in the Underwriting Agreement, dated March 4, 2021, among the Company, Goldman Sachs and Barclays Capital Inc.). Goldman Sachs’ pro rata share of the Deferred Discount was approximately $3.9 million and was payable by the Company upon consummation of an initial business combination. The Company intends to continue to pursue the consummation of an initial business combination with an appropriate target.

Management has evaluated subsequent events and transactions that occurred after the balance sheet date through the date the condensed financial statements were issued. Based upon this review, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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

Going Concern Consideration

As of June 30, 2022, the Company had approximately $0.5 million in its operating bank account and working capital deficit of approximately $5.2 million (which excludes approximately $34,000 in franchise tax expenses and approximately $15,000 in income tax expenses).

Our liquidity needs to date have been satisfied through a payment of $66,000 from the Sponsor to cover for certain offering costs in exchange for issuance of the Founder Shares (as defined in Note 4), the loan under the Note (as defined in Note 4) of approximately $300,000 and the net proceeds from the consummation of the Private Placement not held in the Trust Account. We fully repaid the Note on March 9, 2021. In addition, in order to finance transaction costs in connection with an Initial Business Combination, the Company’s officers, directors and initial stockholders may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of June 30, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loans.

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

Results of Operations

Our entire activity since inception up to June 30, 2022 was in preparation for our formation, the Initial Public Offering and, since the closing of the Initial Public Offering, the search for our Initial Business Combination candidate. We will not be generating any operating revenues until the closing and completion of our Initial Business Combination, at the earliest.

Three Months Ended June 30, 2022, as Compared to the Three Months Ended June 30, 2021

For the three months ended June 30, 2022, we had net income of approximately $2.3 million, which consisted of non-operating gain from the change in fair value of derivative warrant liabilities of approximately $2.3 million and income from investments held in trust of approximately $310,000; offset by general and administrative expenses of approximately $197,000, franchise tax expense of $50,000, and income tax expense of approximately $15,000.

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

Six Months Ended June 30, 2022, as Compared to the Period from January 22, 2021 (Inception) through June 30, 2021

For the six months ended June 30, 2022, we had net income of approximately $6.9 million, which consisted of non-operating gain from the change in fair value of derivative warrant liabilities of approximately $7.8 million and income from investments held in trust of approximately $328,000; offset by general and administrative expenses of approximately $1.0 million, franchise tax expense of $100,000, and income tax expense of approximately $15,000.

For the period from January 22, 2021 (inception) through June 30, 2021, we had net income of approximately $1.3 million, which consisted of a gain from the change in fair value of derivative warrant liabilities of approximately $2.6 million and income from investments held in Trust Account for approximately $4,000, offset by loss from operations of approximately $834,000 and offering costs of approximately $487,000. The loss from operations is comprised of approximately $748,000 of general and administrative expenses, and approximately $86,000 of franchise tax expense.

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

Consulting Fees

The Company has agreements with third party consultants to provide certain advisory services to the Company relating to identification of and negotiation with potential targets, assistance with due diligence, marketing, financial analyses and investor relations, pursuant to which the consultants have agreed to defer their fees and have payment of such fees to be solely contingent on the Company closing an Initial Business Combination. As of June 30, 2022 and December 31, 2021, the Company has incurred approximately $107,000 in contingent fees pursuant to these agreements. The Company will recognize an expense for these services when the performance trigger is considered probable, which in this case will occur upon closing of an Initial Business Combination.

Critical Accounting Estimates and Policies

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

The 5,560,989 warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the 5,132,527 Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised. The fair value of the Public Warrants as of June 30, 2022 and December 31, 2021 is based on observable listed prices for such warrants. The fair value of the Private Placement Warrants is estimated using a Monte Carlo simulation. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Net Income Per Common Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” We have two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net income per common share is calculated by dividing the net income by the weighted average shares of common stock outstanding for the respective period.

The calculation of diluted net income does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the Over-allotment) and the private placement warrants to purchase an aggregate of 10,693,516 shares of Class A common stock in the calculation of diluted income per share, because their inclusion would be anti-dilutive under the treasury stock method.  As a result, diluted net income per share is the same as basic net income per share for the three and six months ended June 30, 2022. Remeasurement associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

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

Recent Accounting Pronouncements

In June 2022, the FASB issued ASU 2022-03, ASC Subtopic 820 “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. The ASU amends ASC 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The ASU applies to both holders and issuers of equity and equity-linked securities measured at fair value. The amendments in this ASU are effective for the Company in fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company is still evaluating the impact of this pronouncement on the condensed financial statements.

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

Additionally, the JOBS Act provides other reduced reporting requirements. Subject to certain conditions set forth in the JOBS Act, as an “emerging growth company,” we are not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our Initial Public Offering or until we are no longer an “emerging growth company,” whichever is earlier.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Item 10(f) of Regulation S-K and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2022, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex financial instruments issued by the Company was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s balance sheet as of March 9, 2021 and its interim financial statements for the quarters ended March 31, 2021 and June 30, 2021. Additionally, this material weakness could result in a misstatement of the warrant liability, Class A common stock and related accounts and disclosures that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except for the below:

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

In connection with the Initial Public Offering, our Sponsor had agreed to loan us an aggregate of up to $300,000 pursuant to the Note. This loan is non-interest bearing and payable on the consummation of the Initial Public Offering. As of June 30, 2022, the loan balance was $0.

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

Item 5. Other Information.

On August 8, 2022, the Company and Goldman Sachs & Co. LLC (“Goldman Sachs”), one of the underwriters in the Company’s Initial Public Offering, entered into an agreement pursuant to which Goldman Sachs waived all rights to its pro rata share of the Deferred Discount (as defined in the Underwriting Agreement, dated March 4, 2021, among the Company, Goldman Sachs and Barclays Capital Inc.). Goldman Sachs’ pro rata share of the Deferred Discount was approximately $3.9 million and was payable by the Company upon consummation of an initial business combination. The Company intends to continue to pursue the consummation of an initial business combination with an appropriate target.

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

Dated: August 15, 2022	FIRST RESERVE SUSTAINABLE GROWTH CORP.

	By:	/s/ Neil A. Wizel
	Name:	Neil A. Wizel
	Title:	Chief Executive Officer

	By:	/s/ Thomas S. Amburgey
	Name:	Thomas S. Amburgey
	Title:	Chief Financial Officer