Form 10-Q
period 2022-09-30
First Reserve Sustainable Growth Corp.
filed 2022-11-14
CIK 1842883

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 10, 2022, 22,243,955 shares of Class A common stock, par value $0.0001 per share, and 5,560,989 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

FIRST RESERVE SUSTAINABLE GROWTH CORP.

Quarterly Report on Form 10-Q

Table of Contents

		Page
PART I. FINANCIAL INFORMATION		3

Item 1.	Condensed Financial Statements (Unaudited)	3

	Condensed Balance Sheets as of September 30, 2022 (Unaudited) and December 31, 2021	3

	Condensed Statements of Operations for the Three Months Ended September 30, 2022 and 2021, for the Nine Months Ended September 30, 2022 and for the Period from January 22, 2021 (Inception) Through September 30, 2021 (Unaudited)	4

	Condensed Statements of Changes in Stockholders’ Deficit for the Three and Nine Months Ended September 30, 2022, for the Three Months Ended September 30, 2021 and for the Period from January 22, 2021 (Inception) Through September 30, 2021 (Unaudited)	5

	Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2022 and for the Period from January 22, 2021 (Inception) Through September 30, 2021 (Unaudited)	6

	Notes to Unaudited Condensed Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30

Item 4.	Controls and Procedures	30

PART II. OTHER INFORMATION		31

Item 1A.	Risk Factors	31

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32

Item 6.	Exhibits	33

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements (Unaudited)

FIRST RESERVE SUSTAINABLE GROWTH CORP.

CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)
Assets:
Current assets:
Cash	$475,936	$1,113,109
Prepaid expenses	251,113	672,363
Total current assets	727,049	1,785,472
Deferred tax asset	295,371	—
Investments held in Trust Account	223,791,125	222,450,786
Total Assets	$224,813,545	$224,236,258

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders' Deficit:
Current liabilities:
Accounts payable	$2,111,710	$1,773,161
Accrued expenses	4,420,349	4,003,784
Franchise tax payable	83,571	166,322
Total current liabilities	6,615,630	5,943,267
Deferred underwriting commissions in connection with the initial public offering	3,892,692	7,785,383
Derivative warrant liabilities	748,550	8,820,010
Total liabilities	11,256,872	22,548,660

Commitments and Contingencies (Note 5)

Class A common stock subject to possible redemption, $0.0001 par value; 22,243,955 shares at redemption value of approximately $10.04 and $10.00 per share as of September 30, 2022 and December 31, 2021, respectively	223,374,803	222,439,550

Stockholders' Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding as of September 30, 2022 and December 31, 2021	—	—
Class A common stock, $0.0001 par value; 250,000,000 shares authorized; no non-redeemable shares issued or outstanding as of September 30, 2022 and December 31, 2021	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 5,560,989 shares issued and outstanding as of September 30, 2022 and December 31, 2021	556	556
Additional paid-in capital	—	—
Accumulated deficit	(9,818,686)	(20,752,508)
Total stockholders' deficit	(9,818,130)	(20,751,952)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders' Deficit	$224,813,545	$224,236,258

The accompanying notes are an integral part of these unaudited condensed financial statements.

FIRST RESERVE SUSTAINABLE GROWTH CORP.

CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	For The Three Months Ended September 30,		For The Nine Months Ended	For the Period from January 22, 2021 (Inception) Through
	2022	2021	September 30, 2022	September 30, 2021

General and administrative expenses	$558,427	$4,835,752	$1,580,786	$5,583,806
Franchise tax expenses	50,000	49,863	150,000	135,940
Loss from operations	(608,427)	(4,885,615)	(1,730,786)	(5,719,746)
Other income (expenses):
Change in fair value of derivative warrant liabilities	320,800	3,473,250	8,071,460	6,069,680
Gain from settlement of deferred underwriting commissions	3,892,692	—	3,892,692	—
Offering costs associated with derivative warrant liabilities	—	—	—	(487,468)
Income from investments held in Trust Account	1,012,508	3,418	1,340,338	7,356
Income (loss) before income taxes	4,617,573	(1,408,947)	11,573,704	(130,178)
Income tax benefit	(310,647)	—	(295,371)	—
Net income (loss)	$4,928,220	$(1,408,947)	$11,869,075	$(130,178)

Weighted average shares outstanding of Class A common stock, basic and diluted	22,243,955	22,243,955	22,243,955	18,183,551
Basic and diluted net income (loss) per share, Class A common stock	$0.18	$(0.05)	$0.43	$(0.01)
Weighted average shares outstanding of Class B common stock, basic and diluted	5,560,989	5,560,989	5,560,989	5,458,586
Basic and diluted net income (loss) per share, Class B common stock	$0.18	$(0.05)	$0.43	$(0.01)

The accompanying notes are an integral part of these unaudited condensed financial statements.

FIRST RESERVE SUSTAINABLE GROWTH CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For The Three and Nine Months Ended September 30, 2022 (Unaudited)

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	—	$—	5,560,989	$556	$—	$(20,752,508)	$(20,751,952)
Net income	—	—	—	—	—	4,595,302	4,595,302
Balance - March 31, 2022	—	—	5,560,989	556	—	(16,157,206)	(16,156,650)
Net income	—	—	—	—	—	2,345,553	2,345,553
Balance - June 30, 2022	—	—	5,560,989	556	—	(13,811,653)	(13,811,097)
Remeasurement of Class A common stock subject to possible redemption amount	—	—	—	—	—	(935,253)	(935,253)
Net income	—	—	—	—	—	4,928,220	4,928,220
Balance - September 30, 2022	—	$—	5,560,989	$556	$—	$(9,818,686)	$(9,818,130)

For the Three Months Ended September 30, 2021 and for the Period from January 22, 2021 (Inception) through September 30, 2021 (Unaudited)

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - January 22, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor	—	—	5,750,000	575	24,425	—	25,000
Accretion of Class A common stock subject to possible redemption amount	—	—	—	—	(24,425)	(20,442,204)	(20,466,629)
Net loss	—	—	—	—	—	(587,520)	(587,520)
Balance - March 31, 2021	—	—	5,750,000	575	—	(21,029,724)	(21,029,149)
Forfeiture of Class B common stock	—	—	(189,011)	(19)	19	—	—
Subsequent measurement of Class A common stock subject to redemption against additional paid-in capital	—	—	—	—	(19)	19	—
Net income	—	—	—	—	—	1,866,289	1,866,289
Balance - June 30, 2021	—	—	5,560,989	556	—	(19,163,416)	(19,162,860)
Net loss	—	—	—	—	—	(1,408,947)	(1,408,947)
Balance - September 30, 2021	—	$—	5,560,989	$556	$—	$(20,572,363)	$(20,571,807)

The accompanying notes are an integral part of these unaudited condensed financial statements.

FIRST RESERVE SUSTAINABLE GROWTH CORP.

CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

	For The Nine Months Ended September 30, 2022	For the Period from January 22, 2021 (Inception) Through September 30, 2021
Cash Flows from Operating Activities:
Net income (loss)	$11,869,075	$(130,178)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
General and administrative expenses paid by related party under note payable	—	682
General and administrative expenses paid by related party in exchange for issuance of Class B common stock	—	3,981
Offering costs associated with derivative warrant liabilities	—	487,468
Deferred tax asset	(295,371)	—
Income from investments held in Trust Account	(1,340,338)	(7,356)
Gain from settlement of deferred underwriting commissions	(3,892,692)	—
Change in fair value of derivative warrant liabilities	(8,071,460)	(6,069,680)
Changes in operating assets and liabilities:
Prepaid expenses	421,250	(819,109)
Accounts payable	338,550	1,844,120
Accrued expenses	486,565	2,805,272
Franchise tax payable	(82,752)	135,940
Net cash used in operating activities	(567,173)	(1,748,860)

Cash Flows from Investing Activities
Cash deposited in Trust Account	—	(222,439,550)
Net cash used in investing activities	—	(222,439,550)

Cash Flows from Financing Activities:
Repayment of note payable to related party	—	(65,775)
Proceeds received from initial public offering, gross	—	222,439,569
Proceeds received from private placement	—	7,698,790
Offering costs paid	(70,000)	(4,568,581)
Net cash provided by financing activities	(70,000)	225,504,003

Net change in cash	(637,173)	1,315,593

Cash - beginning of the period	1,113,109	—
Cash - end of the period	$475,936	$1,315,593

Supplemental disclosure of noncash financing activities:
Offering costs paid by Sponsor in exchange for issuance of Class B common stock	$—	$21,000
Offering costs included in accrued expenses	$325,000	$395,000
Offering costs paid by related party under note payable	$—	$65,094
Deferred underwriting commissions in connection with the initial public offering	$—	$7,785,384
Remeasurement of Class A common stock subject to possible redemption amount	$935,253	$20,466,629

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

As of September 30, 2022, the Company had not commenced any operations. All activity for the period from January 22, 2021 (inception) through September 30, 2022 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, as well as the identification and evaluation of prospective acquisition targets for an Initial Business Combination and ongoing administrative and compliance matters. The Company will not generate any operating revenues until after completion of its Initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest and other income on investments of the proceeds derived from the Initial Public Offering. The Company has selected December 31st as its fiscal year end.

Sponsor and Financing

The Company’s sponsor is First Reserve Sustainable Growth Sponsor LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for the Initial Public Offering was declared effective on March 4, 2021. On March 9, 2021, the Company consummated its Initial Public Offering of 22,243,955 units (the “Units” and, with respect to the shares of Class A common stock included in the Units, the “Public Shares”), including the partial exercise of the underwriters’ option to purchase 2,243,955 additional Units (the “Over-Allotment Units”), at $10.00 per Unit, generating gross proceeds of approximately $222.4 million, and incurring offering costs of approximately $12.8 million, of which approximately $7.8 million was for deferred underwriting commissions (Note 5). On August 8, 2022, the underwriter, Goldman Sachs & Co. LLC, irrevocably waived their rights to the deferred underwriting commissions, in the amount of approximately $3.9 million, due under the underwriting agreement consummated in connection with the Initial Public Offering (see Note 5).

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

FIRST RESERVE SUSTAINABLE GROWTH CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

FIRST RESERVE SUSTAINABLE GROWTH CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

Refer to the Company’s Current Reports on Form 8-K, filed with the SEC on August 12, 2021 and March 17, 2022, for more information.

Going Concern and Management’s Plan

As of September 30, 2022, the Company had approximately $0.5 million in its operating bank account and working capital deficit of approximately $5.8 million (which excludes approximately $84,000 in franchise tax expenses).

The Company’s liquidity needs to date have been satisfied through a payment of $66,000 from the Sponsor to cover for certain offering costs in exchange for issuance of the Founder Shares (as defined in Note 4), the loan under the Note (as defined in Note 4) of approximately $300,000 and the net proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the Note on March 9, 2021. In addition, in order to finance transaction costs in connection with an Initial Business Combination, the Company’s officers, directors and initial stockholders may, but are not obligated to, provide the Company Working Capital Loans (see Note 4). As of September 30, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loans.

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

The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern until the earlier of the consummation of the Initial Business Combination or the mandatory liquidation date. These condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the liquidity needs, mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after March 9, 2023. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a

FIRST RESERVE SUSTAINABLE GROWTH CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

going concern. The Company intends to complete an Initial Business Combination before the mandatory liquidation date. Over this time period, the Company will be using the funds outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective Initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Initial Business Combination.

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

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into law. The IR Act provides for, among other things, a new 1% U.S. federal excise tax on certain repurchases (including redemptions) of stock by publicly traded U.S. corporations after December 31, 2022. The excise tax is imposed on the repurchasing corporation itself, not its stockholders from whom the shares are repurchased (although it may reduce the amount of cash distributable in a current or subsequent redemption). The amount of the excise tax is generally 1% of any positive difference between the fair market value of any shares repurchased by the repurchasing corporation during a taxable year and the fair market value of certain new stock issuances by the repurchasing corporation during the same taxable year. In addition, a number of exceptions apply to this excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of, this excise tax, but it has not yet issued any guidance.

Although the application of this excise tax is not entirely clear, any redemption or other repurchase effected by the Company that occurs after December 31, 2022, in connection with an initial business combination, extension vote or otherwise, may be subject to this excise tax. Because any such excise tax would be payable by the Company and not by the redeeming holder, it could cause a reduction in the value of the Company’s Class A common stock or cash available for distribution in a subsequent liquidation. Whether and to what extent the Company would be subject to the excise tax in connection with a business combination will depend on a number of factors, including (i) whether the business combination closes after December 31, 2022, (ii) the structure of the business combination, (iii) the fair market value of the redemptions and repurchases in connection with the business combination, (iv) the nature and amount of any “PIPE” or other equity issuances in connection with the business combination (or any other equity issuances within the same taxable year of the business combination) and (v) the content of any regulations and other guidance issued by the Treasury. Further, the application of the excise tax in respect of distributions pursuant to a liquidation of a publicly traded U.S. corporation is uncertain and has not been addressed by the Treasury in regulations or other guidance, and it is possible that the proceeds held in the Trust Account could be used to pay any excise tax owed by the Company in the event that the Company is unable to complete a business combination in the required time and redeem 100% of the Company’s remaining Class A common stock in accordance with the Company’s amended and restated certificate of incorporation), in which case the amount that would otherwise be received by the Company’s public stockholders in connection with the Company’s liquidation would be reduced.

Note 2-Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected through December 31, 2022.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December

FIRST RESERVE SUSTAINABLE GROWTH CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. As of September 30, 2022 and December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of September 30, 2022 and December 31, 2021.

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

FIRST RESERVE SUSTAINABLE GROWTH CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

FIRST RESERVE SUSTAINABLE GROWTH CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The 5,560,989 warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the 5,132,527 Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised. The fair value of the Public Warrants as of September 30, 2022 and December 31, 2021 is based on observable listed prices for such warrants. The fair value of the Private Placement Warrants is estimated using a Monte Carlo simulation. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

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

The calculation of diluted net income (loss) does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the Over-allotment) and the private placement warrants to purchase an aggregate of 10,693,516 shares of Class A common stock in the calculation of diluted income (loss) per share, because their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three and nine months ended September 30, 2022, the three months ended September 30, 2021 and for the period from January 22, 2021 (inception) through September 30, 2021. Remeasurement associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

FIRST RESERVE SUSTAINABLE GROWTH CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share of common stock:

	For The Three Months Ended September 30,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common stock:
Numerator:
Allocation of net income (loss)	$3,942,576	$985,644	$(1,127,158)	$(281,789)

Denominator:
Basic and diluted weighted average common stock outstanding	22,243,955	5,560,989	22,243,955	5,560,989

Basic and diluted net income (loss) per common stock	$0.18	$0.18	$(0.05)	$(0.05)

	For The Nine Months Ended September 30, 2022		For The Period From January 22, 2021 (Inception) Through September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common stock:
Numerator:
Allocation of net income (loss)	$9,495,260	$2,373,815	$(100,122)	$(30,056)

Denominator:
Basic and diluted weighted average common stock outstanding	22,243,955	5,560,989	18,183,551	5,458,586

Basic and diluted net income (loss) per common stock	$0.43	$0.43	$(0.01)	$(0.01)

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC Topic 740, “Income Taxes” (“ASC 740”). Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of September 30, 2022, there were approximately $295,000 in deferred tax assets resulting from net operating losses against which no valuation allowance has been applied. As of December 31, 2021, the Company had full valuation allowance against the deferred tax assets.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax

FIRST RESERVE SUSTAINABLE GROWTH CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2022 and December 31, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The Company’s effective tax rate was (6.73)% and (2.55)% for the three and nine months ended September 30, 2022, respectively, and 0.00% for the three months ended September 30, 2021 and the period from January 22, 2021 (inception) through September 30, 2021. The effective tax rate differs from the statutory tax rate of 21% for the three and nine months ended September 30, 2022, the three months ended September 30, 2021 and the period from January 22, 2021 (inception) through September 30, 2021 due to the valuation allowance on the deferred tax assets and the deduction from failed deal costs.

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

Due to Related Party

The Sponsor, officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. The audit committee will review on a quarterly basis all payments that were made by the Company to the Sponsor, officers or directors, or the Company’s or their affiliates. Any such payments prior to an Initial Business Combination will be made from funds held outside the Trust Account. As of September 30, 2022 and December 31, 2021, there was approximately $6,000 and $0 balance outstanding, respectively, which have been included in the accounts payable on the accompanying unaudited condensed balance sheets.

Founder Shares

FIRST RESERVE SUSTAINABLE GROWTH CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

In addition, in order to finance transaction costs in connection with an Initial Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes an Initial Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that an Initial Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if

FIRST RESERVE SUSTAINABLE GROWTH CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of an Initial Business Combination or, at the lenders’ discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Initial Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of September 30, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.

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

Consulting fees

The Company has agreements with third party consultants to provide certain advisory services to the Company relating to identification of and negotiation with potential targets, assistance with due diligence, marketing, financial analyses and investor relations, pursuant to which the consultants have agreed to defer their fees and have payment of such fees to be solely contingent on the Company closing an Initial Business Combination. As of September 30, 2022 and December 31, 2021, the Company has incurred approximately $107,000 in contingent fees pursuant to these agreements. The Company will recognize an expense for these services when the performance trigger is considered probable, which in this case will occur upon closing of an Initial Business Combination.

Note 6-Class A Common Stock Subject to Possible Redemption

The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 250,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of September 30, 2022 and December 31, 2021, there were 22,243,955 shares of Class A common stock outstanding, all of which were subject to possible redemption.

FIRST RESERVE SUSTAINABLE GROWTH CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

The Class A common stock subject to possible redemption reflected on the condensed balance sheets are reconciled on the following table:

Gross proceeds	$222,439,550
Less:
Fair value of Public Warrants at issuance	(8,119,040)
Offering costs allocated to Class A common stock subject to possible redemption	(12,347,589)
Plus:
Remeasurement of Class A common stock subject to possible redemption amount	20,466,629
Class A common stock subject to possible redemption, December 31, 2021	222,439,550
Remeasurement of Class A common stock subject to possible redemption amount	935,253
Class A common stock subject to possible redemption, September 30, 2022	$223,374,803

Note 7-Stockholders’ Deficit

Preferred Stock - The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock - The Company is authorized to issue 250,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of September 30, 2022 and December 31, 2021, there were 22,243,955 shares of Class A common stock outstanding. All shares of Class A common stock subject to possible redemption have been classified as temporary equity (see Note 6).

Class B Common Stock - The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of September 30, 2022 and December 31, 2021, there were 5,560,989 shares of Class B common stock issued and outstanding (see Note 4).

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

Note 8-Warrants

As of September 30, 2022 and December 31, 2021, the Company had 5,560,989 Public Warrants and the 5,132,527 Private Placement Warrants outstanding.

FIRST RESERVE SUSTAINABLE GROWTH CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

FIRST RESERVE SUSTAINABLE GROWTH CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

FIRST RESERVE SUSTAINABLE GROWTH CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 9-Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

September 30, 2022
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - money market fund	$223,791,125	$—	$—
Liabilities:
Derivative warrant liabilities - Public warrants	$389,270	$—	$—
Derivative warrant liabilities - Private placement warrants	$—	$—	$359,280

December 31, 2021
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - money market fund	$222,450,786	$—	$—
Liabilities:
Derivative warrant liabilities - Public warrants	$4,560,010	$—	$—
Derivative warrant liabilities - Private placement warrants	$—	$—	$4,260,000

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants was transferred from a Level 3 measurement to a Level 1 measurement in April 2021, when the Public Warrants were separately listed and traded in an active market. There were no other transfers to/from Levels 1, 2, and 3 during the nine months ended September 30, 2022 or the period from January 22, 2021 (inception) through December 31, 2021.

For periods where no observable traded price is available, the Company utilized a Monte Carlo simulation to estimate the initial fair value of the Public and Private Placement Warrants. For periods subsequent to the detachment of the Public Warrants from the Units in April 2021, the fair value of the Public Warrants is based on the observable listed price for such warrants. For the three months ended September 30, 2022 and 2021, the Company recognized a gain/(loss) resulting from changes in the fair value of derivative warrant liabilities of approximately $0.3 million and $3.5 million, respectively, which is presented in the accompanying condensed statements of operations. For the nine months ended September 30, 2022 and for the period from January 22, 2021 (inception) through September 30, 2021, the Company recognized a gain/(loss) resulting from changes in the fair value of derivative warrant liabilities of approximately $8.1 million and $6.1 million, respectively, which is presented in the accompanying condensed statements of operations.

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

FIRST RESERVE SUSTAINABLE GROWTH CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	September 30, 2022	December 31, 2021
Exercise price	$11.50	$11.50
Stock price	$9.82	$9.90
Volatility	3.0%	12.0%
Dividend yield	0.0%	0.0%
Term (in years)	3.5	5.0
Estimated time to M&A (in years)	0.29	1.00
Risk-free rate	4.17%	1.35%

The changes in the fair value of the derivative warrant liabilities, measured using Level 3 inputs, for the period from January 22, 2021 (inception) through September 30, 2021 and for the nine months ended September 30, 2022 are summarized as follows:

Derivative warrant liabilities at January 1, 2022	$4,260,000
Change in fair value of derivative warrant liabilities	(2,617,590)
Derivative warrant liabilities at March 31, 2022	1,642,410
Change in fair value of derivative warrant liabilities	(1,129,160)
Derivative warrant liabilities at June 30, 2022	513,250
Change in fair value of derivative warrant liabilities	(153,970)
Derivative warrant liabilities at September 30, 2022	$359,280

Derivative warrant liabilities at January 22, 2021 (inception)	$—
Issuance of Public and Private Warrants	15,817,830
Change in fair value of derivative warrant liabilities	(47,040)
Derivative warrant liabilities at March 31, 2021	15,770,790
Transfer of Public Warrants to Level 1	(8,174,650)
Change in fair value of derivative warrant liabilities	(769,880)
Derivative warrant liabilities at June 30, 2021	6,826,260
Change in fair value of derivative warrant liabilities	(1,693,730)
Derivative warrant liabilities at September 30, 2021	$5,132,530

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

On August 8, 2022, one of the underwriters, Goldman Sachs & Co. LLC (“Goldman Sachs”), irrevocably waived their rights to the deferred underwriting commissions, in the amount of approximately $3.9 million, due under the underwriting agreement consummated in connection with the Initial Public Offering (see Note 5).

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

Going Concern Consideration

As of September 30, 2022, the Company had approximately $0.5 million in its operating bank account and working capital deficit of approximately $5.8 million (which excludes approximately $84,000 in franchise tax expenses).

Our liquidity needs to date have been satisfied through a payment of $66,000 from the Sponsor to cover for certain offering costs in exchange for issuance of the Founder Shares (as defined in Note 4), the loan under the Note (as defined in Note 4) of approximately $300,000 and the net proceeds from the consummation of the Private Placement not held in the Trust Account. We fully repaid the Note on March 9, 2021. In addition, in order to finance transaction costs in connection with an Initial Business Combination, the Company’s officers, directors and initial stockholders may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of September 30, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loans.

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

We cannot provide any assurance that new financing will be available to the Company on commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern until the earlier of the consummation of the Initial Business Combination or the mandatory liquidation date. Our condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Results of Operations

Our entire activity since inception up to September 30, 2022 was in preparation for our formation, the Initial Public Offering and, since the closing of the Initial Public Offering, the search for our Initial Business Combination candidate. We will not be generating any operating revenues until the closing and completion of our Initial Business Combination, at the earliest.

Three Months Ended September 30, 2022, as Compared to the Three Months Ended September 30, 2021

For the three months ended September 30, 2022, we had net income of approximately $4.9 million, which consisted of approximately $311,000 in income tax benefit, a non-operating gain from the change in fair value of derivative warrant liabilities of approximately $321,000, a gain from the settlement of deferred underwriting commissions of approximately $3.9 million, and income from investments held in trust of approximately $1.0 million; offset by general and administrative expenses of approximately $558,000 and franchise tax expense of $50,000.

For the three months ended September 30, 2021, we had net loss of approximately $1.4 million, which consisted of a gain from the change in fair value of derivative warrant liabilities of approximately $3.5 million and income from investments held in Trust Account of approximately $3,000, offset by loss from operations of approximately $4.9 million. The loss from operations is comprised of approximately $4.8 million of general and administrative expenses, and approximately $50,000 of franchise tax expense.

Nine Months Ended September 30, 2022, as Compared to the Period from January 22, 2021 (Inception) through September 30, 2021

For the nine months ended September 30, 2022, we had net income of approximately $11.9 million, which consisted of approximately $295,000 in income tax benefit, a non-operating gain from the change in fair value of derivative warrant liabilities of approximately $8.1 million, a gain from the settlement of deferred underwriting commissions of approximately $3.9 million, and income from investments held in trust of approximately $1.3 million; offset by general and administrative expenses of approximately $1.6 million and franchise tax expense of $150,000.

For the period from January 22, 2021 (inception) through September 30, 2021, we had net loss of approximately $130,000, which consisted of a gain from the change in fair value of derivative warrant liabilities of approximately $6.1 million and income from investments held in Trust Account of approximately $7,000, offset by loss from operations of approximately $5.7 million and offering costs associated with derivative warrant liabilities of approximately $487,000. The loss from operations is comprised of approximately $5.6 million of general and administrative expenses, and approximately $136,000 of franchise tax expense.

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

On August 8, 2022, the Company and Goldman Sachs, one of the underwriters in the Company’s Initial Public Offering, entered into an agreement pursuant to which Goldman Sachs waived all rights to its pro rata share of the Deferred Discount (as defined in the Underwriting Agreement, dated March 4, 2021, among the Company, Goldman Sachs and Barclays Capital Inc.). Goldman Sachs’ pro rata share of the Deferred Discount was approximately $3.9 million and was payable by the Company upon consummation of an initial business combination. The Company intends to continue to pursue the consummation of an initial business combination with an appropriate target.

Consulting Fees

The Company has agreements with third party consultants to provide certain advisory services to the Company relating to identification of and negotiation with potential targets, assistance with due diligence, marketing, financial analyses and investor relations, pursuant to which the consultants have agreed to defer their fees and have payment of such fees to be solely contingent on the Company closing an Initial Business Combination. As of September 30, 2022 and December 31, 2021, the Company has incurred approximately $107,000 in contingent fees pursuant to these agreements. The Company will recognize an expense for these services when the performance trigger is considered probable, which in this case will occur upon closing of an Initial Business Combination.

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

We recognize changes in redemption value immediately as they occur and adjust the carrying value of the Class A common stock subject to possible redemption to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the remeasurement from initial book value to redemption amount. The change in the carrying value of redeemable shares of Class A common stock resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

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

The 5,560,989 warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the 5,132,527 Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised. The fair value of the Public Warrants as of September 30, 2022 and December 31, 2021 is based on observable listed prices for such warrants. The fair value of the Private Placement Warrants is estimated using a Monte Carlo simulation. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

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

The calculation of diluted net income (loss) does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the Over-allotment) and the calculation of diluted income (loss) per share does not consider the private placement warrants to purchase an aggregate of 10,693,516 shares of Class A common stock because, in each case, their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three and nine months ended September 30, 2022, the three months ended September 30, 2021 and for the period from January 22, 2021 (inception) through September 30, 2021. Remeasurement associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

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

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC Topic 740, “Income Taxes” (“ASC 740”). Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of September 30, 2022, there were approximately $295,000 in deferred tax assets resulting from net operating losses against which no valuation allowance has been applied. As of December 31, 2021, the Company had full valuation allowance against the deferred tax assets.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2022, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex financial instruments issued by the Company was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s balance sheet as of March 9, 2021 and its interim financial statements for the quarters ended March 31, 2021 and June 30, 2021. Also, the Company’s management has concluded that our control around the accounting for estimating the valuation allowance on deferred tax assets and deferred underwriting commissions for the quarter ended September 30, 2022 was not effectively designed or maintained. Additionally, this material weakness could result in a misstatement of the warrant liability, Class A common stock, deferred tax assets, deferred underwriting commissions and related accounts and disclosures that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except for the below:

The Chief Executive Officer and Chief Financial Officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for certain complex features of the Class A common stock, warrants, and estimating the valuation allowance on deferred tax assets and deferred underwriting commissions. The Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.

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

We may be subject to a new 1% U.S. federal excise tax in connection with redemptions of our Class A common stock.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into law. The IR Act provides for, among other things, a new 1% U.S. federal excise tax on certain repurchases (including redemptions) of stock by publicly traded U.S. corporations after December 31, 2022. The excise tax is imposed on the repurchasing corporation itself, not its stockholders from whom the shares are repurchased (although it may reduce the amount of cash distributable in a current or subsequent redemption). The amount of the excise tax is generally 1% of any positive difference between the fair market value of any shares repurchased by the repurchasing corporation during a taxable year and the fair market value of certain new stock issuances by the repurchasing corporation during the same taxable year. In addition, a number of exceptions apply to this excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of, this excise tax, but it has not yet issued any guidance.

Although the application of this excise tax is not entirely clear, any redemption or other repurchase effected by us that occurs after December 31, 2022, in connection with an initial business combination, extension vote or otherwise, may be subject to this excise tax. Because any such excise tax would be payable by us and not by the redeeming holder, it could cause a reduction in the value of our Class A common stock or cash available for distribution in a subsequent liquidation. Whether and to what extent we would be subject to the excise tax in connection with a business combination will depend on a number of factors, including (i) whether the business combination closes after December 31, 2022, (ii) the structure of the business combination, (iii) the fair market value of the redemptions and repurchases in connection with the business combination, (iv) the nature and amount of any “PIPE” or other equity issuances in connection with the business combination (or any other equity issuances within the same taxable year of the business combination) and (v) the content of any regulations and other guidance issued by the Treasury. Further, the application of the excise tax in respect of distributions pursuant to a liquidation of a publicly traded U.S. corporation is uncertain and has not been addressed by the Treasury in regulations or other guidance, and it is possible that the proceeds held in the Trust Account could be used to pay any excise tax owed by us in the event we are unable to complete a business combination in the required time and redeem 100% of our remaining Class A common stock in accordance with our amended and restated certificate of incorporation), in which case the amount that would otherwise be received by our public stockholders in connection with our liquidation would be reduced.

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

In connection with the Initial Public Offering, our Sponsor had agreed to loan us an aggregate of up to $300,000 pursuant to the Note. This loan is non-interest bearing and payable on the consummation of the Initial Public Offering. As of September 30, 2022, the loan balance was $0.

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

Dated: November 14, 2022	FIRST RESERVE SUSTAINABLE GROWTH CORP.

	By:	/s/ Neil A. Wizel
	Name:	Neil A. Wizel
	Title:	Chief Executive Officer

	By:	/s/ Thomas S. Amburgey
	Name:	Thomas S. Amburgey
	Title:	Chief Financial Officer